Form 10QSB
period 2000-03-31
TRINITY ENERGY RESOURCES INC
filed 2000-05-15
CIK 1082292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For  the  quarterly  period  ended     March  31,  2000
                                                            --------------------

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
                         For  the  transition period from _________ to _________

                         Commission  file  number   000-29333
                                                  -----------

                         Trinity Energy Resources, Inc.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                        87-0431497
                  ------                                     ----------
(State or other jurisdiction                               (IRS Employer
 of incorporation or organization)                      Identification  No.)


              11757 Katy Freeway, Suite 1430, Houston, Texas  77079
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (281) 589-7675
                 ----------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.  Yes  [  X  ]     No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

          63,570,830
       ---------------

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [  ]

                         TRINITY ENERGY RESOURCES, INC.

                                      Index

                                                                          Page
                                                                          Number
PART  I.     FINANCIAL  INFORMATION

Item  1.          Financial  Statements
          Condensed  Consolidated  Balance  Sheet  at  March 31, 2000          3

          Condensed  Consolidated  Statements  of  Operations  for
          The  quarter  ended  March  31,  2000                                4

          Condensed  Consolidated  Statements  of  Cash  Flows  for
          The  quarter  ended  March  31,  2000                                5

          Notes  to  Condensed Consolidated Financial Statements               6

Item  2.  Management's  Discussion  and  Analysis of Financial Condition
          And  Results  of  Operations                                         7

PART  II. OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                  10

Item  2.  Changes  in  Securities                                             11

Item  3.  Defaults Upon Senior Securities                                     11

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
11

Item  5.  Other  Information                                                  11

Item  6.  Exhibits  and  Reports  on Form 8-K                                 12


PART III. EXHIBITS

          Exhibit  27                                                         12

                                   TRINITY ENERGY RESOURCES, INC.
                                           Balance Sheet
                                           March 31, 2000

ASSETS

  Cash                                     $  1,215,569
  Cash held by trustee                          396,893
  Accounts receivable                            37,565
  Prepaid expenses                                6,874
  Inventory                                      20,372
                                           -------------

  Total current assets                        1,677,273
                                           -------------

  Proved properties                             599,537
  Unproved properties                         1,177,821
  Wells and related equipment                    99,726
  Less: accumulated depletion                  (111,352)
                                           -------------

  Net oil and gas properties                  1,765,732
                                           -------------

  Furniture and fixtures net of $16,351
  accumulated depreciation                      140,465
  Deposits                                       65,225
                                           -------------

  TOTAL ASSETS                             $  3,648,695
                                           =============


LIABILITIES

  Liabilities subject to compromise        $    248,178
  Redeemable convertible preferred stock      1,617,500
  Notes payable                                  52,063
  Accounts payable                              627,702
  Accrued expenses                              327,770
                                           -------------

  TOTAL LIABILITIES                           2,873,213
                                           -------------


STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
  50,000,000 shares authorized,
  161,750 shares issued and outstanding,
  (reclassified as current liabilities)
  Common stock, $.001 par value,
  300,000,000 shares authorized,
  63,512,270 issued and outstanding              63,512
  Paid in capital                            12,493,097
  Retained earnings (deficit)               (11,781,127)
                                           -------------

  TOTAL STOCKHOLDERS' EQUITY                    775,482
                                           -------------

  TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY               $  3,648,695
                                           =============

                         TRINITY ENERGY RESOURCES, INC.
                             Statements of Expenses
                       Years Ended March 31, 2000 and 1999


                                                         (Inception)  to

                                                  2000          1999
                                              ------------  ------------
Revenues - oil and gas sales                  $    72,460   $    16,580

Expenses
  Lease operating                                  78,902        17,366
  Workover costs                                  145,535
  Depreciation, depletion, and amortization         7,841
  Interest expense                                 64,821
  General and administrative                      363,890       296,280
  Interest income                                 (19,338)
                                              ------------

  Total expenses                                 (641,651)     (313,646)
                                              ------------  ------------

(Loss) before reorganization items               (569,191)     (297,066)
                                              ------------  ------------

Reorganization items:
  (Loss)on sale of assets                                       (35,300)
  Professional fees                                            (268,716)
  Interest earned on accumulated cash
    resulting from chapter 11 proceeding                         36,618
                                              ------------  ------------

Net (Loss)                                    $  (569,191)  $  (564,464)
                                              ============  ============

Net (loss) per common share                   $     (.009)  $     (.009)
Weighted average common
   shares outstanding                          63,471,408    64,120,778

                         TRINITY ENERGY RESOURCES, INC.
                             Statements of Cash Flow
                       Years Ended March 31, 2000 and 1999

                                                     2000         1999
                                                 ------------  -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                         $(569,191)  $ (564,464)

  Adjustments to reconcile net
     income to net cash provided by
     operating activities:
   Gain on sale of equipment                                       35,300
  Depreciation                                         7,841
   Depletion                                           7,723        1,950
  Net changes in:
   Accounts receivable                               (28,466)      (2,705)
   Other current assets                                  271
    Accounts payable                                (139,366)     332,414
     Accrued expenses                               (126,384)     429,182
  Accrued interest                                   (26,365)
                                                 ------------  -----------

  NET CASH USED BY
    OPERATING ACTIVITIES                            (873,937)     231,677
                                                 ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Unproved property purchases                         (4,051)    (360,950)
  Proceeds from sale of equipment                     34,700
                                                 ------------  -----------

  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                              (4,051)    (326,250)
                                                 ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of liabilities subject to compromise      (62,654)
  Payments on short term notes                      (655,658)     105,100
                                                 ------------  -----------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                            (718,312)     105,100
                                                 ------------  -----------

NET INCREASE (DECREASE) IN CASH                   (1,596,300)      10,527
CASH AT BEGINNING OF PERIOD                        3,208,762    3,838,937
                                                 ------------  -----------

CASH AT END OF PERIOD                            $ 1,612,462   $3,849,464
                                                 ============  ===========

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash                          $    91,185   $        0

                         TRINITY ENERGY RESOURCES, INC.
                          Notes to Financial Statements

NOTE  A  -  BASIS  OF  PRESENTATION

The  accompanying  unaudited  interim  financial  statements  of  Trinity Energy
Resources, Inc., a Texas corporation ("Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1999, as reported in Form 10-KSB, have been omitted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD  -  LOOKING  STATEMENTS

This quarterly report on Form 10-QSB includes forward-looking statements. All statements other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

All forward-looking statements contained in this section are based on assumptions believed to be reasonable. Trinity can give no assurance that such expectations and assumptions will prove to be correct. Any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Trinity.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes and the Company's Annual Report on Form 10-SB for the year ended December 31, 1999. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

On February 3, 2000 the Company filed its Form 10-SB with the Securities and Exchange Commission (SEC), which was followed by the filing of an amendment to the 10-SB on March 31, 2000. This filing led to the Company becoming a fully reporting public company on April 4, 2000. We are presently reviewing additional comments provided by SEC reviewers and expect to file a second amendment to the 10-SB on or before May 31, 2000. Once all SEC comments have passed, we intend to apply for listing on the OTC Bulletin Board Service, which we believe will markedly open access to the trading of our stock.

The Company is in the final stages of closing the bankruptcy process which was originated by former management on December 23, 1997. A detailed description of the remaining actions required for closure of the case is contained in Part II,
Item  1,  "Legal  Proceedings."

We have made significant progress in a number of operating areas, including the reconditioning of domestic producing wells in Colorado, Wyoming and Texas. We are reviewing new prospects and opportunities both domestically and internationally. We will be participating in new drilling ventures which will include joint ventures with new partners outside our organization and we will be further developing our internal properties to maximize production from our known reserves. We are involved in preliminary discussions with multiple entities which could lead to increasing our commitment in international ventures.

Pending the completion of documentation for currently negotiated bridge and longer term financing, the Company expects to acquire significant interest positions in existing oil and gas producing properties and participating in multiple new ventures in the energy business.

Additional information pertaining to these financing mechanisms is provided below.

Although we have made great strides in numerous areas, we have much progress to make in improving cash flow and trimming expenses. Management will continue to monitor carefully all areas of operation with the goal of achieving very high efficiency with a zero tolerance for non-productive properties, ineffective facilities and other under-performing assets.

RESULTS  OF  OPERATIONS

Three months ended March 31, 2000 compared to the three months ended March 31, 1999.

On January 14, 2000, we received a wire transfer of $2,570,184 which represented preliminary net proceeds related to a settlement reached by the SEC in favor of the shareholders of Trinity Energy Resources, Inc. These funds have been utilized in part to fund ongoing operations of the Company since that time.

During the quarter ending March 31, 2000 the Company incurred losses of ($569,191) compared to ($564,464) during the quarter ending March 31, 1999. Even though the losses were comparable for each of the quarters, the composition of specific line items changed as described below.

Operating expenses increased from $296,280 during the first quarter 1999 to $372,000 in the first quarter 2000. This increase was due to the Company's efforts directed at re-establishing oil and gas exploration and development activities, both domestically and internationally, and carrying forward some of the infrastructure established by prior management.

Reorganization items decreased from $340,634 during the first quarter 1999 to $0 in the first quarter 2000. This decrease was due mainly to the reduced expenses incurred for professional fees charged to conclude the bankruptcy proceedings. All known professional fees for bankruptcy were accrued as fourth quarter 1999 expenses.

For the quarter ended March 31, 2000, we spent $144,584 toward the working over formerly non-productive oil and gas wells in Colorado, Wyoming and Texas. We also spent $44,633 toward maintenance and repairs of these facilities and $26,546 was utilized in the operation of the properties.

Production revenues generated through March 31, 2000 were $72,460, as compared to $16,580 through the period ended March 31, 1999. The increased revenues were due to increased production and improved oil and gas prices.

Gross oil production for the three months ended March 31, 2000 was 3,761 barrels
(BBLS); net production was 3,197 BBLS, up from 1,104 BBLS oil for the three months ended March 31, 1999. Gross gas production for the three months ended March 31, 2000 was 10,128 thousand cubic feet (MCF); net gas produced was 8,659 MCF as compared to 1,776 MCF for the three months ended March 31, 1999.

Prior to the application of capital resources, the production in Colorado properties had dwindled to about 1.5 barrels oil per day (BOPD) and 10 thousand cubic gas per day (MCFGD). Production in Wyoming had declined to about 5 BOPD and the Texas property was virtually incapable of production. As of March 31, 2000, Colorado and Wyoming oil and gas production was approximately 58 BOPD and 235 MCFGD, respectively. The Texas property was still undergoing workover activities and at that date was shut-in. It is currently undergoing production testing.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company had a cash and cash equivalents balance of $1,215,569 at March 31, 2000. Management of the Company believes that such cash and cash equivalents together with cash from operations are sufficient to cover the cost of operations through at least December 31, 2000. The management team clearly recognizes the need to identify and develop additional sources of cash flow in order to take full advantage of energy market opportunities. Therefore, the Company is in the final stages of arranging for bridge and longer term financing, both debt and equity, to fund certain new ventures, development drilling opportunities and worthy property acquisitions.

The level of capital expenditures will vary in future periods due to the fact that we expect to commit to new ventures which will require staged contributions from the Company which are as yet indeterminate. For example, we will participate for a minimum of 6.25% working interest in a well to be drilled in the Gulf Coast of Texas. Prospect and dry hole costs associated with this venture at that interest level will be approximately $175,000. If the well is a successful venture, Trinity will be obligated for another estimated $63,750 to facilitate well completion and place it in production.

The Company is reviewing its own inventory for potential in the drilling of proven undeveloped locations in a Permian Basin property. If due diligence reviews verify the feasibility of such drilling activities, the Company will likely secure joint venture partners to support a drilling program. The drilling and completion costs for a single well in this venture could approach $850,000, and Trinity is contemplating a program to drill up to three wells.

The Company is reviewing the acquisition potential of various producing properties, both domestically and internationally, which meet our internal criteria for geological, engineering, economic and political constraints. We are focusing our attention on acquisitions which we expect to range in value from $250,000 to $25,000,000. We expect to enter into agreements on at least two such properties before the end of this fiscal year. Adding reserves of both oil and gas in a cost effective manner is a stated goal of this Company.

With the exception of the Gulf Coast drilling venture, the other potential projects listed above will require new capital. In support of such endeavors, we are, as indicated above, in the final stages of arranging for, but have not yet completed documentation for the following:

     1) Debt financing of $1,000,000, which would be available in the very near future.
     2) Private Placement debt convertible to equity financing of $1,000,000. This funding would be available simultaneously with the debt financing above.
     3) Mezzanine financing of up to $28,000,000. This funding would also be a debt to equity convertible instrument and would be accessed as needed by the Company for various acquisitions.

As stated above, Trinity believes it has sufficient working capital to fund its capital expenditure requirements as they are currently defined through at least December 31, 2000. In the event that Trinity cannot raise additional capital to fund the ventures indicated above, then it may be necessary for Trinity to curtail its business activities until other financing becomes available.

These are forward-looking statements that are based on assumptions which in the future may not prove to be accurate. Although Trinity's management believes that the expectations above are based on reasonable assumptions, it can give no assurance that its expectations will be achieved.


PART  II

ITEM  1.  LEGAL  PROCEEDINGS

On December 23, 1997 the Company filed a Chapter 11 Petition for Reorganization, docketed to Case No. 697-60425-JCA-11 in the United States Bankruptcy Court for the Northern District of Texas, San Angelo Division. The Court confirmed the Third Amended Plan of Reorganization on October 26, 1998 and the Company has been operating pursuant to the Plan since that date. In order to close the bankruptcy proceedings and have a final decree entered, the following must take place:

     - Trinity's objection to the fee application filed by the Chapter 11 Trustee's counsel, Winstead Secrest & Minick, must be ruled on by the Court. A hearing on the objection is presently scheduled for May 23, 2000.

     - The Court must rule on Trinity's objection to a claim filed by Taylor Realty Corporation seeking stock in the Company.

     - The following adversary proceedings or lawsuits which the Company has filed to recover assets will need final resolution: No. 99-6031, Rockcrest Capital Corporation; No. 00-6002, Rockcrest Securities, LLC; No. 00-6003, D. W. Mitchell; No. 00-6004, Max Chapman; No. 00-6005, Jim Harris; no. 00-6006, Julie Chambers; No. 00-6007, The City of Natchitoches.

On March 2, 2000, the Court severed defendants Rockcrest Securities, Mitchell, Chapman, Harris, Chambers and The City of Natchitoches from No. 99-6031, leaving Rockcrest Capital Corporation as the sole defendant in that case, and ordered the Company to proceed against each defendant individually in separate proceedings as listed above.

On May 7, 2000, the Court sustained certain objections filed to the fee application of Andrews & Kurth, LLP, our bankruptcy counsel, and awarded the firm $134,475.86.

On January 12, 2000, in Adversary Proceeding No. 698-6004, also filed within the main bankruptcy case, the Company was awarded a final judgment against Sidney W. Sers in the amount of $403,309.96 representing an unpaid promissory note due and owing to the Company by Sers. The judgment also divested Sers of his interest in the Nakatosh Hotel and the Company was declared to be owner of the hotel.

On September 20, 1999 the United States Environmental Protection Agency filed an administrative complaint against Nova Energy, Inc., a Wyoming corporation, Docket No. CWA-8-99-10, alleging that, on September 24, 1997, Nova failed to prepare and implement a Spill Prevention Control and Countermeasure plan for its Wood "B" Tank Battery facility in Crook County, Wyoming, as required by the Clean Water Act. An answer to the complaint has been filed. We believe that we will not have to pay any civil penalty should it be found that a violation occurred because we did not exercise any financial or managerial control or authority over Nova during the time in question, but were merely the sole stockholder of Nova. We only learned of the complaint during this reporting period.

On May 3, 2000, Linda Bryant filed a lawsuit, docketed to No. 2000-22730 in the 270th Judicial District Court of Harris County, Texas, alleging a breach of contract arising out of the termination of her employment contract with us. It is our position that the contract is void and that Ms. Bryant's termination was justified. We have just been served and we will timely file an answer to the suit.

ITEM  2.  CHANGE  IN  SECURITIES

          None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None

ITEM  5.  OTHER  INFORMATION

          None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

27   -    Financial  Data  Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TRINITY  ENERGY  RESOURCES,  INC.

                                      By:     /s/  Dennis  E.  Hedke
                                              ----------------------
                                      Interim  President  and
                                      Chief  Executive  Officer

                                      /s/  James  E.  Gallien,  Jr.
                                      -----------------------------
                                      Executive  Vice-President  and
                                      Chief  Financial  Officer




PART  III.     EXHIBITS

          Exhibit  27     Financial  Data  Schedule