Form 10QSB
period 2000-06-30
TRINITY ENERGY RESOURCES INC
filed 2000-08-21
CIK 1082292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For  the  quarterly  period  ended   June 30,  2000
                                            --------------

[ ]    TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT

       For  the  transition  period  from  _________  to  _________

       Commission  file  number   000-29333
                                  ---------

                         Trinity Energy Resources, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                             87-0431497
         ----------------------                 --------------------
    (State or other jurisdiction of                (IRS Employer
     incorporation or organization)              Identification  No.)


             16420 Park Ten Place, Suite 450, Houston, Texas  77084
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (281) 829-9910
                 ----------------------------------------------
                           (Issuer's telephone number)

              11757 Katy Freeway, Suite 1430, Houston, Texas 77079
-------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.  Yes  [  X  ]     No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
     63,570,830
--------------------

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [ ]

                         TRINITY ENERGY RESOURCES, INC.

                                      Index

                                                                          Page
                                                                          Number
PART  I.   FINANCIAL  INFORMATION

Item 1.    Financial Statements
           Condensed Consolidated Balance Sheet at June 30, 2000              3

           Condensed Consolidated Statements of Operations for
           The quarter ended June 30, 2000                                    4

           Condensed Consolidated Statements of Cash Flows for
           The quarter ended June 30, 2000                                    5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                          7

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 10

Item 2.    Changes in Securities                                             11

Item 3.    Defaults Upon Senior Securities                                   11

Item 4.    Submission of Matters to a Vote of Security Holders               11

Item 5.    Other Information                                                 11

Item 6.    Exhibits and Reports on Form 8-K                                  11


PART III.  EXHIBITS

           Exhibit 27

                         TRINITY ENERGY RESOURCES, INC.
                                  Balance Sheet
                                  June 30, 2000

ASSETS
Current Assets
  Cash                                                    $    645,287
  Cash held by trustee                                         108,091
  Accounts receivable                                           51,338
  Prepaid expenses                                               4,524
  Inventory                                                     20,372
                                                          -------------
  Total Current Assets                                         829,612
                                                          -------------
  Proved properties                                            339,770
  Unproved properties                                          390,534
  Less:  accumulated depletion                             (    83,021)
                                                          -------------
  Net oil and gas properties                                   647,283
                                                          -------------

  Furniture and fixtures net of $24,192
  accumulated depreciation                                     132,624
  Deposits                                                      65,225
                                                          -------------

  TOTAL ASSETS                                            $  1,674,744
                                                          =============

       LIABILITIES
Current Liabilities
  Current portion of IRS payout agreement                 $     35,356
  Notes payable                                                  7,500
  Accounts payable                                             298,022
  Accrued expenses                                             322,948
                                                          -------------

      Total Current Liabilities                                663,826
Long-term portion of IRS payout agreement                      177,970
                                                          -------------

  TOTAL LIABILITIES                                            841,796
                                                          -------------

Mandatory Redeemable Preferred Stock,
  $.001 par, due in 2000, 50,000,000 shares authorized,
  161,750 shares issued and outstanding                      1,540,728

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 300,000,000 shares
    authorized, 63,512,270 issued and outstanding               63,512
  Paid in capital                                           12,464,869
  Retained earnings (deficit)                              (13,236,161)
                                                          -------------

  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (   707,780)
                                                          -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  1,674,744
                                                          =============

                            TRINITY  ENERGY  RESOURCES,  INC.
                                 Statements of Operations
                           For the Three Months and Six Months
                               Ended June 30, 2000 and 1999

                                          3  months  ended           6  months  ended
                                        2000          1999         2000          1999
                                   ------------  ------------  ------------  ------------
Revenues - oil and gas sales       $   111,124   $    25,059   $   183,584   $    41,639

Expenses
  Lease operating                       60,389        35,612       131,568        52,978
  Workover costs                        87,164                     232,699
  Depreciation, depletion,
   and amortization                     14,546         4,048        27,073         4,048
  Interest expense                      33,148        10,079        78,168        10,079
  General and administrative           295,285       706,952       659,173     1,003,233
  Other income                        (  1,356)                 (    1,356)
  Interest income                     ( 17,831)    (   1,024)   (   37,169)   (    1,024)
                                   ------------  ------------  ------------  ------------

  Total expenses                       471,345       755,667     1,090,156     1,069,314
                                   ------------  ------------  ------------  ------------

(Loss) before
  reorganization items                (360,221)    ( 730,608)   (  906,572)   (1,027,675)
                                   ------------  ------------  ------------  ------------

Reorganization items:
  Professional fees                   (    946)    ( 330,025)   (      946)   (  598,741)
  Other costs                                      (  25,595)                 (   25,595)
  Interest earned on accumulated
   cash resulting from chapter
    11 proceeding                                     34,838                      71,457
                                   ------------  ------------  ------------  ------------

Net (Loss)                         $  (361,167)  $(1,051,390)  $(  907,518)  $(1,580,554)
                                   ============  ============  ============  ============

Net (loss) per common share        $ (    .006)  $(     .016)  $(     .014)  $(     .025)
Weighted average common
  shares outstanding                63,512,270    64,332,814    63,471,408    64,226,796

                          TRINITY  ENERGY  RESOURCES,  INC.
                              Statements  of  Cash  Flow
                 For the Six Months Ended June 30, 2000 and 1999

                                                  2000         1999
                                             ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                   $(  907,518)  $(1,580,554)
  Adjustments to reconcile net
     income to net cash provided by
     operating activities:
   Depreciation                                   15,681
   Depletion                                      11,392         4,048
  Net changes in:
   Accounts receivable                        (   42,239)    (   3,779)
   Other current assets                            2,621
   Deposits made by trustee                                      4,300
   Accounts payable                           (  469,049)      770,722
   Accrued expenses                           (  121,519)      147,388
   Accrued interest                           (   18,145)       10,079
                                             ------------  ------------

  NET CASH USED BY OPERATING ACTIVITIES       (1,528,776)     (647,796)
                                             ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Unproved property purchases                 (   23,881)     (366,653)
  Proceeds from sale of equipment                               38,840
                                             ------------  ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES   (   23,881)     (327,813)
                                             ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Liabilities subject to compromise           (   97,506)     (    768)
  Proceeds from short term notes                               474,890
  Sale of preferred stock                                      165,000
  Proceeds of rights offering, net                             252,937
  Preferred stock redemptions                 (  105,000)
  Payments on short term notes                (  700,221)            0
                                             ------------  ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES   (  902,727)      892,059
                                             ------------  ------------

NET INCREASE (DECREASE) IN CASH               (2,455,384)   (   83,550)

CASH AT BEGINNING OF PERIOD                    3,208,762     3,838,937
                                             ------------  ------------

CASH AT END OF PERIOD                        $   753,378   $ 3,755,387
                                             ============  ============

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash                      $    96,313   $         0

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


NOTE  B  -  UNPROVED  PROPERTIES

On April 5, 2000, the Company purchased a 6.25% leasehold interest in an exploratory and development property in Galveston County, Texas by paying a $18,750 acquisition fee. Pursuant to the agreement, the Company will pay 6.25% of the test well costs to casing point and 5.625% of costs after casing point but prior to payout of the initial test well. After payout, the Company's working interest in the initial well and in subsequent wells will be 4.6875%. The Company's expected pro-rata cost to drill the test well is expected to be $156,250. If the well is successful, the completion cost obligation to the Company is expected to be $61,875.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD  -  LOOKING  STATEMENTS

This quarterly report on Form 10-QSB includes forward-looking statements. All statements other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Trinity. The Company's actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes and the Company's Annual Report on Form 10-SB for the year ended December 31, 1999. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

OVERVIEW

On February 3, 2000 the Company filed its Form 10-SB with the Securities and Exchange Commission (SEC). The filing is under review by the SEC and subsequent amendments have been filed to respond to reviewers' comments. The most recent amendment was filed August 7, 2000. Once all SEC comments have passed, we intend to apply to list our stock on the OTC Bulletin Board, which should improve trading access.

On June 30, 2000, the Company filed a motion to close the bankruptcy case that was originated by former management on December 23, 1997. A detailed description of the remaining actions required to close the case are contained in
Part  II,  Item  1,  "Legal  Proceedings."

SHORT-TERM  STRATEGY

Our  strategy  for  the  immediate  future  is  composed  of  four  elements;

(1) Improve our revenues by fully exploiting our existing oil and gas properties,
(2) Reduce our general and administrative (G&A) expenses to eliminate operating losses,
(3) Pursue domestic opportunities that can immediately enhance revenues within current capital constraints, and
(4) Obtain additional working capital to pursue intermediate and long-term growth strategies.

We have been pursuing this strategy since January 2000, and we will describe our progress by reference to each of the above listed elements of this strategy.

(1) Improve our revenues- Production revenues for the six month period ended June 30, 2000 were $183,584, as compared to $41,639 for the same period in 1999. Production revenues for the three months ended June 30, 2000 were $111,124, as compared to $25,059 through the period ended June 30, 1999. The increased revenues were due to increased production and improved oil and gas prices.

Gross  oil  production  for the three months ending June, 2000 was 4,335 barrels
(BBLS); net production was 3,684 BBLS, up from 845 BBLS oil for the three months ended June 30, 1999. Gross gas production for the three months ended June 30, 2000 was 16,224 thousand cubic feet (MCF); net gas produced was 13,790 MCF as compared to 2,802 MCF for the three months ending June 30, 1999.

These results reflect our progress in redeveloping our properties in Colorado, Wyoming and Texas. Prior to redevelopment, production from Colorado properties had dropped to about 1.5 barrels oil per day (BOPD) and 10 thousand cubic feet of gas per day (MCFGD). Production from Wyoming had declined to about 5 BOPD and the Texas property was shut-in. As of June 30, 2000, Colorado and Wyoming oil and gas production was approximately 56 BOPD and 165 MCFGD, respectively. The Texas property requires additional remediation, but is presently flowing nominal amounts of natural gas.

Our projected 3rd quarter revenue, including anticpated production from the Texas property, amounts to $138,725. We are actively seeking new avenues of investment which we believe will significantly increase our revenue. See Item
(3)  below.


(2) Reduce our G&A expenses- These expenses decreased from $1,003,233 during the six month period ending June 30, 1999 to $659,173 for the same period in 2000. These expenses decreased from $706,952 during the second quarter 1999 to $295,285 in the second quarter 2000.

For the quarter ending June 30, 2000, we spent $87,164 toward working over formerly non-productive oil and gas wells in Colorado, Wyoming and Texas. We also spent $60,389 toward maintenance, repair and operation of these facilities.

In year 2000 we have been making steady quarter-to-quarter progress in reducing operating expenses, as the following table shows. Additional actions to further reduce these expenses are being implemented. We have negotiated a release from our former office lease and have relocated to smaller and less expensive offices. This will save more than $140,000 per year. By the end of August, 2000 we will reduce our staff to 2 full time employees and one contractor. Management continues to carefully monitor all areas of operation and will continue looking at opportunities to improve operational efficiency. Estimated G&A expenses from operations during 3rd quarter are projected at $197,500.

                   Fourth Quarter 1999  First Quarter 2000  Second Quarter 2000
                   -------------------  ------------------  -------------------
G&A  Expenses     $880,305              $363,888            $295,285
                   -------------------  ------------------  -------------------

During the six month period ending June 30, 1999 our net operating (loss) was $(1,027,675), as compared to an operating (loss) of $(906,572) for the same period in 2000. During the quarter ending June 30, 2000 the Company incurred (losses) of ($360,221) compared to ($730,608) during the quarter ending June 30, 1999.

The net (loss) for the 4th quarter 1999 was $(1,104,955). The net (loss) reported in the quarter ended March 31, 2000 was $(546,351). Our (loss) of $(361,167) for the quarter ended June 30, 2000 is significant, but a trend of decreasing losses is now firmly established. Improved production revenues and expense reductions implemented in the 3rd quarter will further reduce the losses. We project a 3rd quarter (loss) of $(198,000).

Reorganization items decreased from $320,782 during the second quarter 1999 to $946 in the second quarter 2000. This decrease was due mainly to the decreased expenses incurred for professional fees charged to conclude the bankruptcy proceedings. All known professional fees for bankruptcy were accrued as 4th quarter 1999 expenses.


(3) Pursue Domestic Opportunities-We are actively seeking to add assets that will bring net revenue to the Company. Building revenue is management's highest priority. We will participate in drilling ventures with joint venture partners and further develop our internal properties to immediately enhance revenues within current capital constraints

The level of capital expenditures will vary in future periods due to the fact that we expect to commit to new ventures that will require staged contributions from the Company which are as yet indeterminate. For example, we will participate for a minimum 6.25% working interest in a well to be drilled in Galveston County, Texas. Dry hole costs (including prospect fees which the Company has already paid) associated with this venture at that interest level will be approximately $175,000. If the well is successful, Trinity will be obligated for another estimated $61,875 to facilitate well completion and place it in production.

We are reviewing the potential of further development of the Texas Hartwich property. If the feasibility of additional development is established, we will seek joint venture partners to support the drilling program. Drilling and completion costs for a single well in this venture could range from $240,000 up to $850,000, depending upon the zone targeted for development. Decision making related to this opportunity is in process.


(4) Obtain working capital-With the exception of the Galveston County drilling venture, to which we have already committed funds, the other potential projects listed above will require new capital. To support these endeavors we have arranged for, but have not yet received, funding through an agreement which provides support as follows:

   1) Debt financing of $1,000,000, which we expect to be available in the very near future.
   2) Private Placement debt convertible to equity financing of $1,000,000. This funding would be available simultaneously with the debt financing above.
   3) Mezzanine financing of up to $28,000,000. These funds would also be a debt convertible to equity instrument and would be accessed as needed by the Company for acquisitions.

In addition to the above, we are working on other capital support mechanisms. Discussions regarding these opportunities are advancing, but not yet to the stage of reporting detailed components of funding support.

Liquidity  and  Capital  Resources
----------------------------------

The Company had a cash and cash equivalents balance of $753,378 at June 30, 2000. The Company is arranging for bridge and longer term financing, both debt and equity, to fund certain new ventures, development drilling opportunities and worthy property acquisitions.

The Company is negotiating for the acquisition of domestic and international producing and exploratory properties that meet our geological, engineering, economic and political criteria. We are focusing our attention on acquisitions that we expect to range in value from $250,000 to $25,000,000. We expect to enter into agreements on at least two such properties before the end of this fiscal year. Adding reserves of both oil and gas in a cost effective manner is a stated goal of this Company.

In the event that Trinity cannot raise additional capital to fund the ventures indicated above, then it may be necessary for Trinity to curtail its business activities until other financing becomes available.


PART  II

ITEM  1.  LEGAL  PROCEEDINGS

On December 23, 1997, the Company filed a Chapter 11 Petition for Reorganization, docketed to Case No. 697-60425-JCA-11 in the United States Bankruptcy Court for the Northern District of Texas, San Angelo Division. The Court confirmed the Third Amended Plan of Reorganization on October 26, 1998 and the Company has been operating pursuant to the Plan since that date.

On May 23, 2000, the Company and Winstead Secrest & Minick, P. C. reached an agreement regarding their 1999 fees related to support of the Trustee. The settlement reached resulted in a net reduction of our amount payable to them by $63,315. This credit is included in the current quarter bankruptcy costs.

On June 7, 2000, in Adversary Proceeding No. 00-6004, the Company was awarded judgment against Max Chapman in the amount of $30,000.00. The Company has filed, or will shortly file, motions to dismiss the remaining adversary proceedings or lawsuits which it initially brought against the following defendants: No. 99-6031, Rockcrest Capital Corporation; No. 00-6002, Rockcrest Securities, LLC; No. 00-6003, D. W. Mitchell; No. 00-6006; Jim Harris; No. 00-6007, Julie Chambers and No. 699-6012, Internal Revenue Service, Sidney W., Patricia and Amanda Sers. The likelihood of obtaining and collecting judgment against each of these defendants is, in the opinion of the Company, far outweighed by the amount of time and resources needed to continue litigation and the advantage to the Company of closing the bankruptcy case.

On June 29, 2000, the Company filed its Application for Entry of a Final Decree in the main bankruptcy action on the basis that the Third Amended Plan of Reorganization has been substantially consummated and that the administration of the Chapter 11 estate is essentially complete. No hearing date has yet been set.

On August 30, 2000, a hearing will be held on a Motion to Compel Compliance filed by Sheinfeld, Maley & Kay seeking payment of their unsecured and administrative claims as ordered by the Bankruptcy Court in August, 1998. In response, the Company has filed a Motion Seeking Reversal of Orders Allowing Compensation, Setting Aside Agreement to Pay Fees and Disgorgement of Fees
Already  Paid  and  Objection  to  Motion  to  Pay  Attorney's  Fees.

On July 6, 2000, the Company and Ronald Lemon reached a settlement, pursuant to court-ordered mediation, of Mr. Lemon's lawsuit against us in Cause No. 99-64074, styled Ronald Lemon v. Trinity Energy Resources, Inc., pending in the 133rd Judicial District Court of Harris County, Texas. The settlement calls for Mr. Lemon to receive $69,400.00 over the course of the next year along with 250,000 shares of the Company's common stock in exchange for a dismissal with prejudice to refiling of Mr. Lemon's lawsuit.

ITEM  2.  CHANGE  IN  SECURITIES

          None

ITEM  3.  EFAULTS  UPON  SENIOR  SECURITIES

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


                                        TRINITY  ENERGY  RESOURCES,  INC.

                                        By:     /s/  Dennis  E.  Hedke
                                                ----------------------------
                                                Interim  President  and
                                                Chief  Executive  Officer

                                               /s/  James  E.  Gallien,  Jr.
                                               -----------------------------
                                                Executive  Vice-President  and
                                                Chief  Financial  Officer



PART  III.     EXHIBITS

     Exhibit  27     Financial  Data  Schedule