Form 10QSB/A
period 2000-03-31
TRINITY ENERGY RESOURCES INC
filed 2000-09-13
CIK 1082292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                2nd Amendment to
                                   Form 10-QSB


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

                         Trinity Energy Resources, Inc.
--------------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

                  Nevada                                     87-0431497
--------------------------------------------------------------------------------
       (State or other jurisdiction                        (IRS Employer
     of incorporation or organization)                  Identification  No.)


  16420 Park Ten Place, Suite 450, Houston, Texas               77084
  -----------------------------------------------               -----
    (Address  of  Principal  Executive Offices)               (Zip Code)


Issuer's  telephone  number   (281)  829-9910
                              ---------------


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


                         TRINITY ENERGY RESOURCES, INC.
                                  Balance Sheet
                                 March 31, 2000


ASSETS

  Cash                                                    $  1,215,569
  Cash held by trustee                                         396,893
  Accounts receivable                                           37,564
  Prepaid expenses                                               6,874
  Inventory                                                     20,372
                                                          -------------

  Total current assets                                       1,677,272
                                                          -------------

  Proved properties                                            339,770
  Unproved properties                                          366,654
  accumulated depletion                                        (76,316)
                                                          -------------

  Net oil and gas properties                                   630,108
                                                          -------------

  Furniture and fixtures net of $16,351
  accumulated depreciation                                     140,465
  Deposits                                                      65,225
                                                          -------------

  TOTAL ASSETS                                            $  2,513,070
                                                          =============

LIABILITIES

  Liabilities subject to compromise                       $    248,178
  Notes payable                                                 52,063
  Accounts payable                                             627,701
  Accrued expenses                                             290,063
                                                          -------------

  TOTAL LIABILITIES                                          1,218,005
                                                          -------------

Mandatory Redeemable Preferred Stock,
  $.001 par, due in 2000, 50,000,000 shares authorized,
  161,750 shares issued and outstanding                      1,598,894

STOCKHOLDERS' EQUITY
Common stock, $.001 par value,
  300,000,000 shares authorized,
  63,512,270 issued and outstanding                             63,512
  Paid in capital                                           12,511,703
  Retained earnings (deficit)                              (12,079,044)
                                                          -------------

  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (303,829)
                                                          -------------

  TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                              $  2,513,070
                                                          =============

                         TRINITY ENERGY RESOURCES, INC.
                            Statements of Operations
                     3 Months Ended March 31, 2000 and 1999



                                                  2000          1999
                                              ------------  ------------
Revenues - oil and gas sales                  $    72,460   $    16,580

Expenses
  Lease operating                                  71,179        17,366
  Workover costs                                  145,535
  Depreciation, depletion, and amortization        12,528
  Interest expense                                 45,021
  General and administrative                      367,936       296,280
  Interest income                                 (19,338)
                                              ------------

  Total expenses                                 (622,861)     (313,646)
                                              ------------  ------------

(Loss) before reorganization items               (550,401)     (297,066)
                                              ------------  ------------

Reorganization items:
  Professional fees                                            (268,716)
  Interest earned on accumulated cash
    resulting from chapter 11 proceeding                         36,619
                                                            ------------

Net (Loss)                                    $  (550,401)  $  (529,163)
                                              ============  ============

Net (loss) per common share                   $     (.009)  $     (.009)
Weighted average common
   shares outstanding                          63,471,408    64,120,778

                         TRINITY ENERGY RESOURCES, INC.
                             Statements of Cash Flow
                      3 Months Ended March 31, 2000 and 1999




                                          2000         1999
                                      ------------  -----------

CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                            $  (550,401)  $ (529,163)
  Adjustments to reconcile net
     income to net cash provided by
     operating activities:
   Depreciation                             7,841
   Depletion                                4,687        1,950
  Net changes in:
   Accounts receivable                    (28,466)      (2,705)
   Other current assets                       271
    Accounts payable                     (139,371)     332,413
   Accrued expenses                      (126,384)     429,182
  Accrued interest                        (46,165)
                                      ------------  -----------

  NET CASH USED BY
    OPERATING ACTIVITIES                 (877,988)     231,677
                                      ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Unproved property purchases                         (360,950)
  Proceeds from sale of equipment                       34,700
                                      ------------  -----------

  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                              (326,250)
                                      ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Liabilities subject to compromise       (62,654)
  Proceeds from short term notes                       105,100
  Payments on short term notes           (655,658)           0
                                      ------------  -----------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                 (718,312)     105,100
                                      ------------  -----------

NET INCREASE (DECREASE) IN CASH        (1,596,300)      10,527
CASH AT BEGINNING OF PERIOD             3,208,762    3,838,937
                                      ------------  -----------

CASH AT END OF PERIOD                 $ 1,612,462   $3,849,464
                                      ============  ===========


SUPPLEMENTAL DISCLOSURES
  Interest paid in cash               $    91,185   $        0

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

On January 14, 2000, we received a wire transfer of $2,570,184 which represented preliminary net proceeds related to a settlement reached by the SEC in favor of the shareholders of Trinity Energy Resources, Inc. These funds have been utilized in part to fund ongoing operations of the Company since that time. This was reported as a restricted cash asset at December 31, 1999.

During the quarter ending March 31, 2000 the Company incurred losses of ($550,401) compared to ($564,464) during the quarter ending March 31, 1999. Even though the losses were comparable for each of the quarters, the composition of specific line items changed as described below.

General and administrative expenses increased from $296,280 during the first quarter 1999 to $367,936 in the first quarter 2000. This increase was due to the Company's efforts directed at re-establishing oil and gas exploration and development activities, both domestically and internationally, and carrying forward some of the infrastructure established by prior management.

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