Form 10QSB/A
period 2000-06-30
TRINITY ENERGY RESOURCES INC
filed 2000-09-15
CIK 1082292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               Amendment No. 1 to
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended     June 30, 2000
                                                        -----------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
                         For  the  transition period from _________ to _________

                         Commission  file  number   000-29333
                                                  -----------

                         Trinity Energy Resources, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                     87-0431497
-------------------------------------   ----------------------------------------
(State or other jurisdiction of             (IRS Employer Identification  No.)
 incorporation or organization)


        16420 Park Ten Place, Suite 450, Houston, Texas              77084
        -----------------------------------------------              -----
         (Address  of  Principal  Executive Offices)              (Zip Code)


                  Issuer's  telephone  number   (281)  829-9910
                                                 ---------------


              11757 Katy Freeway, Suite 1430, Houston, Texas 77079
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.  Yes  [ X ]     No  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
     63,570,830
-------------------

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

            Condensed Consolidated Statements of Operations for
            The  quarter  ended  June  30,  2000                               4

            Condensed Consolidated Statements of Cash Flows for
            The  quarter  ended  June  30,  2000                               5

            Notes  to  Condensed Consolidated Financial Statements             6

Item 2.     Management's Discussion and Analysis of Financial Condition
            And  Results  of  Operations                                       7

PART II.    OTHER  INFORMATION

Item 1.     Legal  Proceedings                                                10

Item 2.     Changes  in  Securities                                           11

Item 3.     Defaults Upon Senior Securities                                   11

Item 4.     Submission of Matters to a Vote of Security Holders               11

Item 5.     Other  Information                                                11

Item 6.     Exhibits  and  Reports  on Form 8-K                               11


PART III.   EXHIBITS

            Exhibit  27                                                       12

                         TRINITY ENERGY RESOURCES, INC.
                                  Balance Sheet
                                  June 30, 2000


ASSETS
Current Assets
  Cash                                                    $    645,287
  Cash held by trustee                                         108,091
  Accounts receivable                                           51,338
  Prepaid expenses                                               4,524
  Inventory                                                     20,372
                                                          -------------

Total Current Assets                                           829,612
                                                          -------------

  Proved properties                                            339,770
  Unproved properties                                          386,484
  Less:  accumulated depletion                                 (83,021)
                                                          -------------

Net oil and gas properties                                     643,233
                                                          -------------

  Furniture and fixtures net of $24,192
accumulated depreciation                                       132,624
  Deposits                                                      65,225
                                                          -------------

TOTAL ASSETS                                              $  1,670,694
                                                          =============


       LIABILITIES
Current Liabilities
  Current portion of IRS payout agreement                 $     35,356
  Notes payable                                                  7,500
  Accounts payable                                             298,022
  Accrued expenses                                             322,948
                                                          -------------

      Total Current Liabilities                                663,826
Long-term portion of IRS payout agreement                      177,970
                                                          -------------

TOTAL LIABILITIES                                              841,796
                                                          -------------

Mandatory Redeemable Preferred Stock,
  $.001 par, due in 2000, 50,000,000 shares authorized,
  161,750 shares issued and outstanding                      1,540,728

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 300,000,000 shares
    authorized, 63,512,270 issued and outstanding               63,512
  Paid in capital                                           12,464,869
  Retained earnings (deficit)                              (13,240,211)
                                                          -------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (711,830)
                                                          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  1,674,744
                                                          =============

                              TRINITY ENERGY RESOURCES, INC.
                                 Statements of Operations
                           For the Three Months and Six Months
                               Ended June 30, 2000 and 1999


                                         3 months ended              6 months ended
                                       2000          1999          2000          1999
                                   ------------  ------------  ------------  ------------
Revenues - oil and gas sales       $   111,124   $    25,059   $   183,584   $    41,639

Expenses
  Lease operating                       60,389        35,612       131,568        52,978
  Workover costs                        87,164                     232,699
  Depreciation, depletion,
   and amortization                     14,546         4,048        27,073         4,048
  Interest expense                      33,148        10,079        78,168        10,079
  General and administrative           295,285       706,952       663,223     1,003,233
  Other income                          (1,356)                     (1,356)
  Interest income                      (17,831)       (1,024)      (37,169)       (1,024)
                                   ------------  ------------  ------------  ------------

Total expenses                         471,345       755,667     1,094,206     1,069,314
                                   ------------  ------------  ------------  ------------

(Loss) before
reorganization items                  (360,221)     (730,608)     (910,622)   (1,027,675)
                                   ------------  ------------  ------------  ------------

Reorganization items:
  Professional fees                       (946)     (330,025)         (946)     (598,741)
  Other costs                                        (25,595)                    (25,595)
  Interest earned on accumulated
   cash resulting from chapter
    11 proceeding                                     34,838                      71,457
                                   ------------  ------------  ------------  ------------

Net (Loss)                         $  (361,167)  $(1,051,390)  $  (911,568)  $(1,580,554)
                                   ============  ============  ============  ============

Net (loss) per common share        $     (.006)  $     (.016)  $     (.014)  $     (.025)
Weighted average common
  shares outstanding                63,512,270    64,332,814    63,471,408    64,226,796

                         TRINITY ENERGY RESOURCES, INC.
                             Statements of Cash Flow
                 For the Six Months Ended June 30, 2000 and 1999


                                                       2000          1999
                                                   ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                         $  (911,568)  $(1,580,554)
  Adjustments to reconcile net
     income to net cash provided by
     operating activities:
   Depreciation                                         15,681
   Depletion                                            11,392         4,048
Net changes in:
   Accounts receivable                                 (42,239)       (3,779)
   Other current assets                                  2,621
   Deposits made by trustee                                            4,300
   Accounts payable                                   (469,049)      770,722
   Accrued expenses                                   (121,519)      147,388
   Accrued interest                                    (18,145)       10,079
                                                   ------------  ------------

        NET CASH USED BY OPERATING ACTIVITIES       (1,532,826)     (647,796)
                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Unproved property purchases                          (19,831)     (366,653)
Proceeds from sale of equipment                                       38,840
                                                   ------------  ------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES      (19,831)     (327,813)
                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Liabilities subject to compromise                    (97,506)         (768)
  Proceeds from short term notes                                     474,890
  Sale of preferred stock                                            165,000
  Proceeds of rights offering, net                                   252,937
  Preferred stock redemptions                         (105,000)
  Payments on short term notes                        (700,221)            0
                                                   ------------  ------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES     (902,727)      892,059
                                                   ------------  ------------

NET INCREASE (DECREASE) IN CASH                     (2,455,384)      (83,550)

CASH AT BEGINNING OF PERIOD                          3,208,762     3,838,937
                                                   ------------  ------------

CASH AT END OF PERIOD                              $   753,378   $ 3,755,387
                                                   ============  ============


SUPPLEMENTAL DISCLOSURES
  Interest paid in cash                            $    96,313   $         0

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


(2) Reduce our G&A expenses- These expenses decreased from $1,003,233 during the six month period ending June 30, 1999 to $663,223 for the same period in 2000. These expenses decreased from $706,952 during the second quarter 1999 to $295,285 in the second quarter 2000.

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

                Fourth Quarter 1999    First Quarter 2000    Second Quarter 2000
G&A Expenses    $880,305               $367,938              $295,285

During the six month period ending June 30, 1999 our net operating (loss) was $(1,027,675), as compared to an operating (loss) of $(911,568) for the same period in 2000. During the quarter ending June 30, 2000 the Company incurred (losses) of ($360,221) compared to ($730,608) during the quarter ending June 30, 1999.

The net (loss) for the 4th quarter 1999 was $(1,104,955). The net (loss) reported in the quarter ended March 31, 2000 was $(550,401). Our (loss) of $(361,167) for the quarter ended June 30, 2000 is significant, but a trend of decreasing losses is now firmly established. Improved production revenues and expense reductions implemented in the 3rd quarter will further reduce the losses. We project a 3rd quarter (loss) of $(198,000).

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


                                               TRINITY  ENERGY  RESOURCES,  INC.

                                               By:  /s/  Dennis  E.  Hedke
                                                    ----------------------------
                                                    Interim  President  and
                                                    Chief  Executive  Officer

                                                    /s/  James E. Gallien, Jr.
                                                    ----------------------------
                                                    Executive Vice-President and
                                                    Chief  Financial  Officer

PART III.   EXHIBITS

            Exhibit 27     Financial  Data  Schedule