Form 10QSB
period 2000-09-30
TRINITY ENERGY RESOURCES INC
filed 2000-11-14
CIK 1082292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended   September 30, 2000
                                                          ------------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
                         For the transition period from _________ to _________

                         Commission file number   000-29333
                                                  ---------

                         Trinity Energy Resources, Inc.
        (Exact name of small business issuer as specified in its charter)

                 Nevada                            87-0431497
                 ------                            ----------
      (State or other jurisdiction       (IRS Employer Identification  No.)
     of incorporation or organization)


             16420 Park Ten Place, Suite 450, Houston, Texas  77084
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (281) 829-9910
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.  Yes  [X]    No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
63,512,270
---------

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

            Condensed  Consolidated  Statements  of  Operations  for
            The  quarter  ended  June  30,  2000                             4

            Condensed  Consolidated  Statements  of  Cash  Flows  for
            The  quarter  ended  June  30,  2000                             5

            Notes  to  Condensed Consolidated Financial Statements           6

Item  2.    Management's Discussion and Analysis of Financial Condition
            And  Results  of  Operations                                     7

PART  II.   OTHER  INFORMATION

Item  1.    Legal  Proceedings                                               10

Item  2.    Changes  in  Securities                                          10

Item  3.    Defaults Upon Senior Securities                                  10

Item  4.    Submission  of Matters to a Vote of Security Holders             10

Item  5.    Other  Information                                               10

Item  6.    Exhibits  and  Reports  on Form 8-K                              10


PART  III.  EXHIBITS

            Exhibit  27                                                      11

                         TRINITY ENERGY RESOURCES, INC.
                                  Balance Sheet
                               September 30, 2000


     ASSETS
Current Assets
  Cash                                                    $    241,520
  Cash held by trustee                                          96,560
  Accounts receivable                                          124,309
  Prepaid expenses                                               2,372
  Note receivable                                               10,280
  Inventory                                                     20,372
                                                          -------------
  Total Current Assets                                         495,413
                                                          -------------
  Proved properties                                            339,770
  Unproved properties                                          386,484
  Less:  accumulated depletion                                 (89,331)
                                                          -------------
  Net oil and gas properties                                   636,923
                                                          -------------
  Furniture and fixtures net of $13,813
  accumulated depreciation                                       7,011
  Long term portion of notes receivable                         45,119
  Deposits                                                      68,846
                                                          -------------
  TOTAL ASSETS                                            $  1,253,312
                                                          =============

       LIABILITIES
Current Liabilities
  Current portion of IRS payout agreement                 $     71,188
  Accounts payable                                             257,098
  Accrued expenses                                             319,476
                                                          -------------
      Total Current Liabilities                                647,762
Long-term portion of IRS payout agreement                      142,376
                                                          -------------
  TOTAL LIABILITIES                                            790,138
                                                          -------------
Mandatory Redeemable Preferred Stock,
  $.001 par, due in 2000, 50,000,000 shares authorized,
  161,750 shares issued and outstanding                      1,507,805

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 300,000,000 shares
    authorized, 63,512,270 issued and outstanding               63,512
  Paid in capital                                           12,436,186
  Retained earnings (deficit)                              (13,544,329)
                                                          -------------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (1,044,631)
                                                          -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  1,253,312
                                                          =============

                              TRINITY ENERGY RESOURCES, INC.
                                 Statements of Operations
                           For the Three Months and Nine Months
                            Ended September 30, 2000 and 1999


                                        3 months  ended            9 months  ended
                                     2000           1999          2000          1999
                                -------------  -------------  -------------  ------------
Revenues - oil and gas sales        $140,822        $21,059       $324,406       $62,698

Expenses
  Lease operating                    101,369         22,996        232,937        75,974
  Workover costs                      (1,216)                      231,484
  Depreciation, depletion,
   and amortization                   13,935          6,274         41,009        10,322
  Interest expense                    48,537          2,345        126,705        12,424
  General and administrative         251,510        802,043        914,732     1,805,276
  Other income                        (1,356)
  Interest income                    (10,396)          (346)       (47,565)       (1,370)
  Loss on sale of assets              66,331                        66,331
                                -------------  -------------  -------------  ------------
  Total expenses                     470,070        833,312      1,564,277     1,902,626
                                -------------  -------------  -------------  ------------
(Loss) before
  reorganization items              (329,248)      (812,253)    (1,239,871)   (1,839,928)
                                -------------  -------------  -------------  ------------
Reorganization items:
  Income (expense)
  Professional fees                   25,131       (267,584)        24,186      (866,325)
  Interest earned on
   accumulated cash resulting
   from chapter 11 proceeding                        35,728                      107,185
  Other costs                                                                    (25,595)
                                -------------  -------------  -------------  ------------
Net (Loss)                      $   (304,117)  $ (1,044,109)  $ (1,215,685)  $(2,624,663)
                                =============  =============  =============  ===========
Net (loss) per common share     $      (.005)  $      (.017)  $      (.019)  $     (.042)
Weighted average common
  shares outstanding              63,512,270     62,045,820     63,485,028    62,043,720

                         TRINITY ENERGY RESOURCES, INC.
                             Statements of Cash Flow
              For the Nine Months Ended September 30, 2000 and 1999


                                                 2000           1999
                                              ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                   $ (1,215,685)  $(2,624,663)
  Adjustments to reconcile net
     income to net cash provided by
     operating activities:
   Depreciation                                    23,307         4,250
   Depletion                                       17,702         6,072
  Net changes in:
   Accounts receivable                           (115,210)       (3,779)
   Inventory                                                     (9,361)
   Other current assets                             4,773        (6,045)
   Deposits made by trustee                        (3,621)        4,300
   Accounts payable                              (496,580)      483,109
   Accrued expenses                              (146,037)      262,730
   Accrued expenses                                 2,901
   Loss on sale of fixed assets                    66,331
                                              ------------  ------------
  NET CASH USED BY OPERATING ACTIVITIES        (1,862,119)   (1,883,387)
                                              ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Unproved property purchases                     (19,831)     (366,653)
  Purchase of equipment                            (9,563)     (145,555)
  Proceeds from sale of equipment                   5,000        38,840
  Proceeds from notes receivable                      820
                                              ------------  ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES       (23,574)     (473,368)
                                              ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Liabilities subject to compromise               (97,268)         (768)
  Proceeds from short term notes                              1,357,340
  Sale of preferred stock                                       267,013
  Proceeds of rights offering, net                              324,020
  Preferred stock redemptions                    (180,000)
  Payments on short term notes                   (707,721)            0
                                              ------------  ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES      (984,989)    1,947,605
                                              ------------  ------------
NET INCREASE (DECREASE) IN CASH                (2,870,682)     (409,150)

CASH AT BEGINNING OF PERIOD                     3,208,762     3,838,937
                                              ------------  ------------
CASH AT END OF PERIOD                        $    338,080   $ 3,429,787
                                              ============  ============

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash                      $      2,885   $         0

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


OVERVIEW

On February 3, 2000 the Company filed its Form 10-SB with the Securities and Exchange Commission (SEC). The filing was reviewed by the SEC and subsequent amendments were filed to respond to reviewers' comments. A fifth amendment was filed September 20, 2000, and on September 22, 2000, we were advised by SEC reviewers that they had no further comments regarding our filing. We have now applied to list our stock on the OTC Bulletin Board, which should improve trading access.

We have also become recently listed in Standard & Poor's Corporation Records publication, as of October 25, 2000.


SHORT-TERM  STRATEGY

Our  continuing  strategy for the immediate future is composed of four elements;

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


(1) Improve our revenues- Production revenues for the nine month period ended September 30, 2000 were $324,406, as compared to $62,698 for the same period in 1999. Production revenues for the three months ended September 30, 2000 were $140,822, as compared to $21,059 through the period ended September 30, 1999. The increased revenues were due to increased production and improved oil and gas prices.

Gross oil production for the three months ending September 30, 2000 was 2,842 barrels (BBLS); net production was 2,415 BBLS, up from 1092 BBLS oil for the three months ended September 30, 1999. Gross gas production for the three months ended September 30, 2000 was 18,651 thousand cubic feet (MCF); net gas produced was 15,853 MCF as compared to 412 MCF (38 fold increase) for the three months ending September 30, 1999.

We are actively seeking new avenues of investment which we believe will significantly increase our revenue. See Item (3) below.


(2) Reduce our G&A expenses- These expenses decreased from $1,805,276 during the nine month period ending September 30, 1999 to $914,732 (50% reduction) for the same period in 2000. These expenses decreased from $802,043 during the third quarter 1999 to $251,510 (69% reduction) in the third quarter 2000.

For the quarter ending September 30, 2000, we spent $101,369 toward operating formerly non-productive oil and gas wells in Colorado, Wyoming and Texas. Operating costs for these partially active properties in the same period 1999 were $22,996

In year 2000 we have been making steady quarter-to-quarter progress in reducing operating expenses, as the following table shows. Additional actions to further reduce these expenses are being implemented. We have negotiated a release from our former office lease and have relocated to smaller and less expensive offices. This will save more than $140,000 per year. We have reduced our staff to 1.5 full time employees and one contractor. Management continues to carefully monitor all areas of operation and will continue looking at opportunities to improve operational efficiency.



                   First Quarter 2000   Second Quarter 2000   Third Quarter 2000
-------------      ------------------   -------------------   ------------------
G&A  Expenses      $363,888             $295,285              $251,510


During the nine month period ending September 30, 1999 our net operating (loss) was $(2,624,663), as compared to an operating (loss) of $(1,215,685) for the same period in 2000. During the quarter ending September 30, 2000 the Company incurred (losses) of ($304,117) compared to ($1,044,109) during the quarter ending September 30, 1999. These losses are significant and management is continually seeking to reduce costs, while at the same time increasing revenue.

(3) Pursue Domestic Opportunities-We are actively seeking to add assets that will bring net revenue to the Company. Building revenue is management's highest priority. We will participate in drilling ventures with joint venture partners and further develop our internal properties to immediately enhance revenues within current capital constraints.

We are also pursuing the acquisition of producing properties which meet our scientific, economic and operating criteria. We are advancing in discussions with an entity which has a set of properties of interest to the Company. In the event our due diligence reviews conclude favorably and terms can be reached, we hope to close on a transaction before the end of 2000.


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

We are reviewing the potential of further development of the Texas Hartwich property. We have determined that multiple zones have the potential for commercial production. We are planning to address the opportunity to exploit these reservoirs in the near future. However, our primary current focus is to fully examine and conclude, if warranted, the property acquisition referred to above.


(4) Obtain working capital-With the exception of the Galveston County drilling venture, to which we have already committed funds, the other potential projects listed above will require new capital. To support these endeavors we have arranged for, but have not yet received, funding through an agreement which provides support as follows:

     1)     Debt  financing  of  $1,000,000,  which   will not be
            available  until  some  time  in  2001.


     2) Private Placement debt convertible to equity financing of $1,000,000. This funding would be available simultaneously with the debt financing above.

     3) Mezzanine financing of up to $28,000,000. These funds would also be a debt convertible to equity instrument and would be accessed as needed by the Company for acquisitions, and as they become available as indicated above.

Our agreement with the Salus Trust, as earlier reported, is subject to funding which is sourced from a private entity. Due to tax preferences on the part of the funding party, we have been advised that no transfers will occur until after January 1, 2001.

In addition to the above, we are working on other capital support mechanisms. Discussions regarding these opportunities have advanced significantly. We expect to utilize such funds to fulfill obligations associated with the acquisition discussed above.

Liquidity  and  Capital  Resources
----------------------------------

The Company had a cash and cash equivalents balance of $338,080 at September 30, 2000. The Company is arranging for bridge and longer term financing, both debt and equity, to fund certain new ventures, development drilling opportunities and worthy property acquisitions.

The Company is negotiating for the acquisition of domestic producing and exploratory properties that meet our geological, engineering, economic and political criteria. We are focusing our attention on acquisitions that we expect to range in value from $250,000 to $25,000,000. We expect to enter into agreements on at least one such property before the end of this fiscal year. Adding reserves of both oil and gas in a cost effective manner is a stated goal of this Company.

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

On June 29, 2000, the Company filed its Application for Entry of a Final Decree in the main bankruptcy action on the basis that the Third Amended Plan of Reorganization has been substantially consummated and that the administration of the Chapter 11 estate is essentially complete. On August 30, 2000 the Final Decree closing the bankruptcy case was entered.

On August 30, 2000, a hearing was held on a Motion to Compel Compliance filed by Sheinfeld, Maley & Kay seeking payment of their unsecured and administrative claims as ordered by the Bankruptcy Court in August, 1998. In response, the Company has filed a Motion Seeking Reversal of Orders Allowing Compensation, Setting Aside Agreement to Pay Fees and Disgorgement of Fees Already Paid and Objection to Motion to Pay Attorney's Fees. The matter was taken under advisement and the Court has not made its ruling as of this date.


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