Form 10KSB
period 2000-12-31
TRINITY ENERGY RESOURCES INC
filed 2001-04-16
CIK 1082292

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                        COMMISSION FILE NUMBER 000-29333


                         Trinity Energy Resources, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its charter)

           Nevada                                          87-0431497
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                         16420 Park Ten Place, Suite 450
                              Houston, Texas 77084
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (281) 829-9910
                            -------------------------
                            Issuer's telephone number

Securities to be registered  under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

                          Common Stock, Par Value $.001
                          ------------------------------
                                (Title of class)

                        Preferred Stock, Par Value $.001
                        ---------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]. Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of April 3, 2001, 61,067,821shares of common stock were outstanding. The aggregate value of the voting common stock held by non-affiliates on that date was approximately $2,748,052. The Registrant does not have any outstanding non-voting equity.

Revenues from operations for the fiscal year ended December 31, 2000 were $471,508.

                         TRINITY ENERGY RESOURCES, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS
PART I                                                                     PAGE

Item 1     Business of the Company                                            3
Item 2     Description of Property                                            8
Item 3     Legal Proceedings                                                 11
Item 4     Submission of Matters to a Vote of Security Holders               11

PART II

Item 5 Market Price of and Dividends on the Registrant's Common Equity 12 and Other Shareholder Matters
Item 6     Management's Discussion and Analysis or Plan of Operation         12
Item 7     Financial Statements and Supplementary Data                       16
Item 8     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          16

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons      16
Item 10    Executive Compensation                                            18
Item 11    Security Ownership of Certain beneficial Owners and Management    20
Item 12    Certain Parties and Related Transactions                          21
Item 13    Exhibits and Reports on Form 8-K                                  21
           Signatures                                                        23
           Financial Statements                                             F-1

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY

General Background of the Business

Trinity Energy Resources, Inc. (the "Company", "we", or "us") was originally incorporated in Utah in 1986 as Celebrity Limousines, Ltd. In 1989, we were redomiciled in Nevada as Limousines Limited but in November 1990 we ceased operations. We were dormant until July 9, 1993. On that date, Sidney W. Sers exchanged certain oil and gas assets from his wholly-owned Texas corporation for 18,275,036 shares and control of Limousines Limited. He changed the corporate name to Trinity Gas Corporation and oversaw our oil and gas operations until early 1998, when he abruptly resigned and fled the country in the wake of accusations of fraud, mismanagement and other charges. On March 17, 1999 the shareholders approved a change in the name of the Company to "Trinity Energy Resources, Inc."

On December 23, 1997, the Company filed a petition for relief under Chapter 11 of the Federal Bankruptcy laws in the United States Bankruptcy court for the Northern District of Texas. On February 5, 1998 the Bankruptcy Court appointed the Official Committee of Equity holders of Trinity Gas Corporation. Mr. Dennis Hedke, the Company's current President & Chief Executive Officer, was appointed Chairman of the Committee.

During 1998, the Committee recruited new management and with that management developed a Plan of Reorganization. The Plan, as amended, was confirmed by the Bankruptcy Court on October 26, 1998, and the Company emerged from Chapter 11 and began to implement the Plan. The Chapter 11 proceeding was officially concluded on August 30, 2000.

The Company is involved in various energy industry projects which relate primarily to the acquisition, development, production, exploration for, and sale of oil, gas, and natural gas liquids. The Company currently operates one property in Texas, and several properties in Colorado and Wyoming. In 1999, the Company also acquired an interest in an international concession in the African Republic of Chad. The Company is reviewing potential involvement in various global exploratory and development projects related to energy resources.

We currently operate one oil and gas well in Ward County, Texas. We also operate 24 wells in Elbert County (Colorado) and three in Crook and Campbell Counties (Wyoming). We also have an interest in a well yet to be drilled in Galveston County, Texas. That well is operated by Ocean Energy, who recently acquired Texoil, Inc. We originally acquired our interest in the well from Texoil, Inc.

The Company also had an interest in a gas processing and sales facility in Coleman County, Texas. A total of 19 wells used to produce at this facility. That facility has been partly disassembled, some assets were disposed of through a sale in 1998, and the property is subject to final plugging and abandonment by us. We expect plugging costs associated with this facility will be approximately $22,800. Final action regarding this property, including plugging of all wells, is expected to occur in the year 2001.

We acquired an interest as operator in an international concession in Chad, Africa on November 15, 1998, covering 108 million acres of unproved potential reserves in three separate areas of the country. In return for our interest we agreed to pay royalties totaling 7.5% and up to $2 million in prior costs reimbursement to the sellers. The agreement with the government of Chad was formalized on February 23, 1999, and the initial lease bonus payment of $341,765 was paid by the Company on June 17, 1999. Total costs invested in the Chad property to date are $1,173,771. On December 27, 1999, we assigned this interest as a farmout to Cliveden Petroleum Company, Ltd., ("Cliveden") because we lacked the substantial resources needed to maintain and develop the concession. In late 1999, the sellers forgave $500,000 of the prior cost reimbursements due as part of a farmout by the Company to Cliveden Petroleum. Under the Cliveden farmout, we are entitled to sunk cost recovery of $1.5 million from the net proceeds received by Cliveden, as it recovers its own costs to market and develop the prospect, and we may also, if economic conditions warrant, continue to participate with up to a 5% working interest ownership after Cliveden recovers its exploratory and exploitation expenditures. Costs associated with this activity are estimated by management to be up to $26 million. No part of the $1.5 million remaining prior costs reimbursements due to the sellers under the November 15, 1998 agreement is accrued as a Company liability because the seller has refused to provide documentation as required in the contract, and because all potential liability for this debt has been assumed by Cliveden. In addition, Cliveden agreed to conversion of $350,000 loaned to the Company on May 7, 1999, to Company redeemable convertible preferred stock with cash redemption at the option of Cliveden to occur on December 27, 2000. Also, on May 7, 1999, $350,000 was advanced to a Nigerian corporation to pay the initial lease bonus payment, but this money was not paid to the Chad government. Instead, it was kept by Oriental Petroleum Resources, Ltd., as a partial reimbursement of the $2 million as agreed in the November 15, 1998, Chad lease assignment. The Company disputes this and has begun legal proceedings in Chad to recover this money. As of March 6, 2001, Cliveden is still owed its $350,000 from the required redemption of its interest in Company redeemable convertible preferred stock and they have offered to purchase the Company's remaining interest in the Chad property in exchange for this amount plus the accrued dividends payable. The Company has declined the offer and is reviewing other options to satisfy this obligation. The Company's book carrying value of the property is about equal to the amount owed to Cliveden.

The  Company  will  continue  to  pursue  opportunities  both  domestically  and internationally where it can find appropriate rates of return for the shareholders. The Company believes it can compete in both arenas, notwithstanding the fact that international operations carry certain risks that do not apply to domestic properties.

In December 2000, the Company signed a Letter of Intent to purchase the stock of Houston-based Diasu Oil & Gas Co., Inc. The acquisition, if completed, will involve producing oil and gas wells in Texas, Louisiana and Wyoming. Also included in the properties is an offshore state lease in Plaquemines Parish, Louisiana. The Company paid $40,000 for an option to purchase most of the producing wells owned by Diasu Oil & Gas for a purchase price of $4 million, with $3.6 million coming from cash and $400,000 sourced in Company common stock. As of March 9, 2001, the Letter of Intent expired, but the Company received various time extensions and is exploring financing options.

Regulation

The gas and oil industry is extensively regulated by federal, state and local authorities. In particular, gas and oil production operations and economics are affected by price controls, environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry, as well as changes in such laws, changing administrative regulations and the interpretations and application of such laws, rules and regulations. Gas and oil industry legislation and agency regulation are under constant review for amendment and expansion for a variety of political, economic and other reasons. Numerous regulatory authorities, federal, state and local, issue rules and regulations binding on the gas and oil industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the gas and oil industry increases the Company's cost of doing business and consequently, affects its profitability. The Company believes it is in compliance with all federal, state and local laws, regulations and orders applicable to the Company and its properties and operations, the violation of which would have a material adverse effect on the Company or its financial condition.

The Company's exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes
(i) requiring permits for the drilling of wells; (ii) maintaining bonding requirements in order to drill or operate wells; and (iii) regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with well operations. The Company's operations are also subject to various conservation regulations. These include the regulation of the size of drilling and spacing units, the density of wells which may be drilled, and the unitization or pooling of gas and oil properties. In addition, state conservation laws establish maximum rates of production from gas and oil wells, generally prohibiting the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amount of gas and oil that we can produce from our wells and limits the number of wells or the locations at which we can drill. States in which the Company conducts business have or may enact legislation and/or regulatory action intended to reduce the total production of natural gas in those states. Although such restrictions have not had a material impact on the Company's operations to date, the extent of any future impact therefrom cannot be predicted.

Marketability

Crude Oil - The marketability of the Company's crude oil, natural gas and natural gas liquids (NGL's) or condensate has not been a problem historically. The current Colorado and Wyoming oil production is purchased and trucked by Equiva Trading. Contract terms call for pricing according to the basis for geographic area, adjustment for crude oil quality and then applying a bonus to the prevailing field posted price at the time of field pickup. In December 2000, the adjusted price paid for our Colorado crude oil was $25.22 per barrel; the price paid for our Wyoming crude oil during December 2000 was $29.56 per barrel.

The Company's Ward County, Texas crude oil production is purchased and trucked by Sunoco, Inc and sold at the prevailing field price for West Texas Intermediate, whereby our property type was designated as "active full rate", subject to a "temporary marketing adjustment" deduction of $1.60 per barrel. The present contract with Sunoco was initiated November 1, 1999 and extends month to month, unless written notice of 30 days is given by either party to terminate the agreement. During March 2000, the last month for which an oil run occurred, the purchase price was $25.35 per barrel.

Oil prices are volatile and subject to significant day-to-day variations. This volatility is beyond the Company's control and includes the following factors: political turmoil, domestic and foreign production levels, the Organization of Petroleum Exporting Companies ("OPEC")'s ability to adhere to production quotas, and possible governmental control or regulation. As the Company's daily production volume increases it may also become desirable to enter into futures contracts for purposes of hedging which can provide longer term stability for the sales of our produced hydrocarbons.

Natural Gas - The Company's natural gas production in Colorado is transported by pipeline and purchased by North American Resources Company ("NARCO"). The Company's natural gas production in Ward County, Texas is purchased by Dynegy Midstream Services, Limited Partnership ("Dynegy").

Natural Gas Liquids - The Company's condensate production in Colorado is gathered and purchased by NARCO. Condensate production at the Hartwich lease in Ward County, Texas is gathered and purchased by Dynegy.

Contracts related to the sales of natural gas and natural gas liquids in Colorado are currently under review and are expected to be renegotiated pending these reviews. We have an existing contract with NARCO and our existing contract with Dynegy is under review and is expected to be renegotiated.

Competition

The energy business is highly competitive. The Company competes with companies which in many cases have larger staffs and financial resources than those currently available to the Company. Nonetheless, the Company believes that due to its ability to focus attention on relevant and achievable objectives, it will be successful in pursuing carefully selected opportunities fit for an organization of our size and structure. The purchase of existing production, involving properties where monthly revenues exceed operating costs by a significant margin, to increase our cash flow and the participation in drilling ventures are examples of such objectives. Our selection criteria will be based on projected minimum internal rate of return and other internal review processes, including, for example, 3- dimensional seismic data analysis.

Employees

At the present time the Company has 1 full time employee, 1 part-time employee, 1 consultant and 1 independent contractor to assist as necessary on certain projects. The Company believes that its relations with its employees is good.

Facilities

On September 22, 2000, the Company leased new office space at Park Ten Place in Houston, Texas. Total annual rent expense under this agreement before any operation expense escalations is $43,455 for 2001 and 2002, $44,179 for 2003, $46,352 for 2004, and $34,764 for 2005.

The Company's prior lease did not expire until 2004, but the Company terminated that lease with the consent of, and obtained a full release from, the landlord. In connection with this transaction, Cooper Manufacturing Co., Inc. agreed to enter into a lease agreement with the landlord and to lease existing Company furniture and its telephone system for 48 payments of $1,195 each, beginning August 2000.

Business Risks

Oil and gas exploration and development drilling involves significant risk. Exploration drilling involves the high risk drilling of wells in regions not known to be commercially productive. Oil and gas development drilling involves less risk, but still has a significant level of uncertainty associated with drilling and completing oil or gas wells. Development drilling involves the drilling of wells in areas believed to be in a high probability of petroleum reservoir accumulation. The Company expects to employ methods, such as three-dimensional seismic data coverage, and gravity and magnetic data evaluation within the Company's acreage positions, to reduce risk in both exploratory and development drilling situations.

There are other risks associated with the drilling, completion, and producing of oil and gas reservoirs. Unusual or unexpected subsurface formations or excessive reservoir pressure are among issues that may occur during exploration and development activities. When operating in remote locations it is also possible that a shortage of drilling rigs, supporting materials such as casing, drilling mud and other services necessary in the drilling and completion of oil and gas wells may become temporarily unavailable. In contracting for such services the Company will make every effort to mitigate or eliminate such risks, but no assurance can be given that the Company can avoid such circumstances.

Governmental regulation is a significant business risk of an oil and gas company. Both domestically and internationally, new regulations promulgated subsequent to the startup of operations in any given area may substantially impact the economics of a project. The Company attempts to quantify these risks to the best of its ability, but political climates and regulatory bodies are difficult to predict. Domestically, the Company is subject to local, state and federal laws which have an increasingly larger impact on the conduct of business. Some of the federal laws that the Company is subject to include the Clean Air Act, the Clean Water Act and the Endangered Species Act.

The Company may incur losses due to environmental hazards against which it cannot insure or which it elects not to insure against because of high premium costs or other reasons. Consequently, substantial uninsured liabilities to third parties may arise, the payment of which could result in significant loss to the Company. We are not currently aware of any unrecorded environmental remediation liabilities at this time.

Environmental regulation and taxes imposed by state governments also impose significant burdens on operations. These burdens can render uneconomic which could have continued producing hydrocarbons had the regulations not been imposed. The Company is vigilant in its assessment of these burdens and the impact such regulations and taxes have on its internal rate of return.

The Company's financial statements have been prepared on a going concern basis. In the event the Company is unable to obtain significant financing, the Company will likely be forced to curtail operations until such time as financing is received.

ITEM 2.  DESCRIPTION OF PROPERTY

Domestic Inventory

As of December 31, 2000, the Company owns an interest in various oil and gas wells in Colorado, Wyoming and Texas. Our interests in developed and undeveloped properties are summarized below:

                   Developed Acreage(1)            Undeveloped Acreage(2)
                   -----------------               ---------------------
                  Gross(3)      Net (4)            Gross(3)         Net(4)
State             Acres         Acres              Acres            Acres
-----             --------     --------            ------          -------
Texas                40              40             1,900              681
Colorado          3,560           3,560                 0                0
Wyoming             160             160                40               40
                  -----           -----             -----            ------

Totals            3,760           3,760             1,940              721

-------------

(1) Developed acreage consists of acres spaced or assignable to productive wells.

(2) Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

(3) Gross acres refers to the number of acres in which we own a working interest.

Net  acres   represents  the  number  of  acres   attributable   to  an  owner's
proportionate working interest and/or royalty interest in a lease (e.g., a 50% working interest in a lease covering 640 acres is equivalent to 320 net acres).

The Company has closed down operations on a non-producing property in Coleman County, Texas where at one time natural gas was produced in conjunction with the operation of a nitrex plant. We will be plugging 19 wellbores in the "Jamison" and "Skelton" lease areas within the Coleman County Regular and Jamison South Fields. We expect to spend approximately $22,800 plugging these wells during the year 2001.

International Inventory

Republic of Chad

We acquired an interest as operator in an international concession in Chad, Africa on November 15, 1998, covering 108 million gross acres of unproved potential reserves in three separate areas of the country. This acreage is considered potentially valuable because proved reserves are to be extracted by ExxonMobil and others on adjacent acreage. On December 27, 1999, we assigned this interest as a farmout to Cliveden Petroleum Company, Ltd., ("Cliveden") because we lacked the substantial resources required to maintain and develop the concession. Under the Cliveden farmout, we are entitled to sunk cost recovery of $1.5 million from the net proceeds received by Cliveden, as it recovers its own costs to market and develop the prospect, and we may also, if economic conditions warrant, continue to participate with up to a 5% working interest ownership after Cliveden recovers its exploratory and exploitation expenditures. Costs to Cliveden or its assigns associated with this activity may exceed $26 million in the first 5 years of project activity. In the event that we exercise our option to participate for a 5% working interest, our net acreage position could cover up to 5.4 million acres. We expect it will take years before any economic benefit is realizable from this venture. We attribute no reserves to this undeveloped venture.

Potential Involvement in Angola Offshore Block 6

By virtue of its relationship with Carlton Energy Group, LLC.("Carlton"), we were invited to participate for a variable interest of up to 35% in an offshore Production Sharing Agreement, wherein Carlton Energy was charged with assembling a Consortium for exploration of said Block. As of April 5, 2001, Carlton has not been successful in presenting its plan for Consortium action to Sonangol, the State Oil Company of Angola. By virtue of continuing agreement clauses with Carlton, we believe we have preferential rights which may result in an ultimate position in the project. Our Board was awaiting additional information from Carlton when an agreement between the parties expired on December 31, 1999. However, such termination date shall be extended indefinitely as long as actual negotiations on Block 6 between the Government of Angola (Sonangol) and Carlton Energy Group, LLC are continuing. Carlton has disputed our continuing right or interest in this agreement.

Productive Wells

The following table sets forth the number of gross and net producing and non-producing wells in which we owned an interest as of December 31, 2000. Wells in the Colorado and Texas inventory typically produce both oil and gas, while those in Wyoming typically produce only oil.

                                                               Total Productive
                                                                   Wells (1)
                                                              Gross(2)  Net(3)
                                                              --------  -------
Wells producing both oil and natural gas                        17        16.7
Wells producing only natural gas                                 1           1
Wells producing only oil                                         2           2
                                                              ----        ----
                  Totals                                        20        19.7
---------

(1)  Productive wells are producing wells and wells capable of production.
(2)  A gross well is a well in which we own an interest.
(3) The number of net wells is the sum of our fractional working interests owned in gross wells. In one well in the Colorado inventory our working interest is approximately 70%; in all other cases we own a 100% working interest.

Oil and Natural Gas Reserves

The following table presents estimated gross and net proved oil and natural gas reserves and net present value of the reserves at December 31, 2000 based on a reserve report prepared by R.A. Lenser & Associates, Inc. in accordance with the rules and regulations of the Securities and Exchange Commission. The present values, discounted at 10% per annum, of estimated future cash flows before income taxes shown in the table are not intended to represent the current market value of the estimated oil and natural gas reserves we own.

                                                        PROVED RESERVES AS OF DECEMBER 31, 2000
                                               ----------------------------------------------------------
                                                    DEVELOPED                  UNDEVELOPED            TOTAL
                                                   -----------                -------------          -------

                                                GROSS         NET         GROSS          NET            NET
Oil and condensate (barrels)                   74,722       68,287      138,000        121,716        190,003
Natural gas (thousand cubic feet)             231,000      198,000       22,000         18,000        216,000
Total Proved Reserves (barrels equivalent)    113,222      101,287      141,666        124,716         26,003
Pre-tax net present value                                 $902,400                  $1,034,700     $1,937,100


The process of estimating oil and natural gas reserves is complex. It requires various assumptions relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, projections of production rates and timing of development expenditures. Further, our consultants must analyze available geological, geophysical, engineering and production data. The extent, quality and reliability of this data can vary.

Therefore, estimates of oil and natural gas reserves are inherently imprecise.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from the estimates given above. Any significant variance could materially affect the estimated quantities and present value of reserves. Additionally, estimates of proved reserves are subject to adjustment, based upon production history, results of future exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

The present value of future net cash flows does not represent the current market value of our properties and/or the reserves contained in them. In accordance with Securities and Exchange Commission guidelines, we have based the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices anc costs may vary materially from those used in the net present value estimate.

Definitions Related to Oil and Gas Reserves

Proved Oil and Gas Reserves: Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based on future conditions.

Proved Developed Oil and Gas reserves: Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved Undeveloped Reserves: Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.

ITEM 3.  LEGAL PROCEEDINGS

On December 23, 1997, the Company filed a Chapter 11 Petition for Reorganization, docketed to Case No. 697- 60425-JCA-11 in the United States Bankruptcy Court for the Northern District of Texas, San Angelo Division. The Court confirmed the Third Amended Plan of Reorganization on October 26, 1998 and the Company has been operating pursuant to the Plan since that date. On August 30, 2000 the Final Decree closing the bankruptcy case was entered and a hearing was held on a Motion to Compel Compliance filed by Sheinfeld, Maley & Kay seeking payment of their unsecured and administrative claims as ordered by the Bankruptcy Court in August, 1998. In response, the Company filed a Motion Seeking Reversal of Orders Allowing Compensation, Setting Aside Agreement to Pay Fees and Disgorgement of Fees Already Paid and Objection to Motion to Pay Attorney's Fees. On November 12, 2000, the Court ordered the Company to pay Sheinfeld, Maley & Kay the sum of $33,000.00 in unsecured and administrative claims.

In addition to the litigation discussed above, the Company, in the ordinary course of business, is a defendant in various lawsuits. In those cases, we are vigorously defending ourselves. We do not believe that the outcome of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on November 9, 2000 in Houston, Texas. Shareholders were asked to elect a board of directors and to ratify the appointment of Malone & Bailey, P. L. L. C., as independent auditors for the coming year.

The following nominees were elected as directors for a term of one year expiring at the 2001 annual meeting: Dennis E. Hedke, James E. Gallien, Jr., A.C. Teichgraeber, Bruce A. Reichert and Jacques H. Grunitzky.

The appointment of Malone & Bailey, P.L.L.C. as the Company's independent auditor for the coming year was also ratified.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol "TRGC." Prior to November 2000, there was no trading activity in the Company's common stock. A very limited market exists for the trading of our common stock. The following table sets forth the high and low bid prices of the Common Stock in the over-the- counter market for the fiscal quarter ended December 31, 2000.

                  Quarter Ended                  Bid High              Bid Low
                  -------------                  --------              -------
                  December 31, 2000              $0.055                $0.050

The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of April 3, 2001, there were 61,067,821 shares of the Company's common stock outstanding, held by 1,053 holders of record. Additional holders of the Company's common stock hold such stock in street name with various brokerage firms. The Company therefore, was unable to determine the precise number of beneficial owners of common stock as of April 3, 2001.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for operations and to develop and expand our business. We do not anticipate paying any dividends on our common stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from these set forth on the forward-looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions and changes in the assumptions used in making such forward-looking statements.

General

We are a development stage, independent energy company engaged in the exploration and production of oil and natural gas. Our primary operations are located in the United States, but we do have an interest in an international concession. We are continually pursuing new opportunities to grow our asset base and increase revenues to meet and exceed obligations.

We entered bankruptcy on December 23, 1997. Our Plan of Reorganization was approved on October 26, 1998, at which time we emerged from Chapter 11. On August 30, 2000 a Final Decree was entered closing the case. After the Plan became effective, we were under court supervision with most of our cash held by the court or various trustees for payment of bankruptcy-related legal and other costs. Only limited cash was available to us for operations.

We claim that former Company President Sidney W. Sers stole millions in assets from us during 1993 through January 1998. Court proceedings resulted in our recovering $4.3 million in cash, and an additional judgment against Sers for $4.8 million may not be collectible. However, the bankruptcy cost us $2.3 million out-of-pocket legal and other costs during 1998 and 1999, and preoccupied management. Oil and natural gas wells which could have produced revenues were allowed to languish and management spent most of its time preoccupied with bankruptcy matters. Year 2000 marked the beginning of a concerted effort to re-establish value for shareholders.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Oil and Natural gas sales. We had $471,508 in oil and natural gas sales for the fiscal year ended December 31, 2000, as compared to $78,382 for the year ended December 31, 1999. The increase of more than 501% was due to improved product prices and the fact that we restarted numerous wells in the Colorado inventory in particular.

Lease Operating expenses. For the fiscal year ended December 31, 2000, we recorded $404,107 of lease operating expense, as compared to $108,663 reported for the period ended December 31, 1999. The increased operating costs were largely due to the restarting of formerly non-productive wells in Colorado and the repairs associated with these facilities.

Workover, Extraordinary Maintenance. For the fiscal year ended December 31, 2000, we recorded workover and extraordinary maintenance costs of approximately $284,701. These extraordinary expenditures were required to re- establish production at numerous wells in the Colorado inventory. Of this total, approximately $112,600 was expended in an attempt to re-establish production at the Hartwich No.1, Ward County, Texas. Downhole complications precluded our objective for recompletion and the well is currently venting natural gas through existing perforations.

Depreciation, Depletion and Amortization. For the fiscal year ended December 31, 2000, we recorded $95,203 of depreciation, depletion and amortization, as compared to $16,607 reported for the fiscal year ended December 31, 1999. The increase was primarily related to our oil and gas production in Colorado and Wyoming.

General and Administrative Expense. General and administrative expense decreased $1,383,200, or 53% from $2,605,902 for the fiscal year ended December 31, 1999, to $1,222,702 for the fiscal year ended December 31, 2000. The decrease was due to a major cost cutting effort which was focused on bringing expenses more in line with revenues. Major components of general and administrative expense for the fiscal year ended December 31, 2000, included payroll expenses, consulting fees, professional fees and rent.

Interest Expense. For the fiscal year ended December 31, 2000, we recorded $20,033 of interest expense, as compared to $38,685 for the fiscal year ended December 31, 1999. The decrease was largely due to the retirement of debt in the form of promissory notes.

Interest Income. Interest income decreased $92,190 to $50,724 for 2000, as compared to $142,914 for the year 1999. This decrease was due to the utilization of savings account funds to support operations throughout 2000.

Operating Losses Before Reorganization Items and Preferred Stock Dividend Requirements. Operating losses before reorganization items and preferred stock dividend requirements were $1,274,205 and $2,752,839 for the fiscal year ended December 31, 2000 and December 31, 1999, respectively.

Bankruptcy Reorganization Costs. Bankruptcy reorganization-related income and expenses have been segregated on our income statement for both the year ended December 31, 2000 and the year ended December 31, 1999. Expense for the year ended December 31, 2000 decreased by $904,196 to $30,033 from $934,229 for the year ended December 31, 1999.

Net Loss. Net loss decreased $2,298,156 or 62% to $1,431,463 for the year ended December 31, 2000 from $3,729,619 for the year ended December 31, 1999. Net loss per common share was approximately $.03 per share for the year ended December 31, 2000 as compared to a net loss per common share of approximately $.06 per share for the year ended December 31, 1999.

Liquidity and Capital Resources

While the Company received a court ordered settlement which netted, after legal and other professional fee discounts, approximately $2.5 million near the end of 1999, it was evident that the obligations built up over the period from October 1998 (Reorganization Confirmation) through year 1999 were substantial. Nonetheless, there was sufficient capital available to re-establish formerly non-productive assets, and we proceeded immediately in January 2000 to take action to reinvigorate these assets. The revenues generated during 2000 relate to this application of capital. We recognized the limits to which these assets could perform prior to the application of capital resources. We further recognized that the burdens assumed since emerging from Chapter 11 would not be light. Management took immediate steps to establish financing initiatives and to begin examining assets for cash flow stabilization and growth.

In March 1999, the Company raised $1,267,500 through the sale of redeemable convertible preferred stock at $10 per share. Each share is convertible into 40 shares of Company common stock, or is redeemable at each holder's option after a 12-month holding period with 12% interest, less any dividends paid. The Company may redeem shares issued anytime after December 31, 1999. Only $210,000 was redeemed in 2000. Under the mandatory redemption clause, all remaining amounts were due in 2000. As of March 6, 2001, the Company is delinquent on all remaining amounts.

The Company distributed rights to purchase its common stock to existing stockholders under court supervision. These rights entitled the holder of each share to purchase one additional share of Company common stock at $.25. During 1999, stockholders exercised rights to purchase 1,705,391 shares, for net proceeds of $372,333. These rights expired on December 27, 1999.

An Agreement with the Salus Trust was entered into on July 21, 2000. As of April 5, 2001, we have yet to receive any funding whatsoever from the Salus Trust. Further, we believe the Salus Trust will be unable to fulfill any of the obligations it purported to be able to make to the Company. We, therefore, consider the Agreement between the parties to be null and void.

There are several factors that will impact our liquidity. At December 31, 2000, we had Redeemable Preferred Stock of $1,425,000, current accounts payable of $283,243, accrued wages and consulting fees of $178,502, accrued preferred stock dividends payable of $88,183, and other accrued liabilities of $79,566 potentially due and payable. The Company's ability to satisfy its liabilities and continue as a going concern is dependent on obtaining significant additional financing.

The Company had a cash and cash equivalents balance of $134,016 at December 31, 2000. This compares with cash and cash equivalents of $138,910 and cash held by trustees of $3,069,852 at December 31, 1999. The Company had a working capital deficit of $487,702 at December 31, 2000 as compared to positive working capital of $1,165,367 at December 31, 1999; total assets of $1,007,996 at December 31, 2000 compared to $4,093,703 at December 31, 1999; current liabilities of $757,648 at December 31, 2000 as compared to $2,080,011 at December 31, 1999. As indicated above, the Company is arranging for bridge and longer term financing, both debt and equity, to fund certain new ventures, development drilling opportunities and worthy property acquisitions. We expect that some of the redeemable Preferred Stock will be converted to equity, thereby relieving to some extent the debt redemption requirement. We also hold open the option for a public offering as we mature in our market presence.

We owe the Internal Revenue Service $213,564 in unpaid payroll and income taxes and related penalties for failure to file returns. Of this amount, $128,154 is due with the first two installments payable in 2001, with $142,376 due in 4 remaining annual installments.

The Company is pursuing additional capital resources and believes it is making progress toward establishing meaningful short, medium and long term associations. These relationships include banks, investment bankers, private individuals, venture capitalists and mezzanine financing groups. The Company's ability to continue as a going concern is dependent on obtaining significant additional financing.

Potential for Improved Liquidity in 2001

We have current production occurring on properties in Colorado, Wyoming and Texas. Our year end 2000 Reserve Report calculates Proved Reserves of approximately $1.93 Million. It may be advantageous for us to divest certain of these proved reserves in order to focus capital on other strategic initiatives which we deem to be able to yield higher profitability. We may also monetize these assets for purposes of collateralizing the financing of new ventures.

We have spent considerable time studying in-house opportunities and currently estimate our workover and development drilling investment could be up to $1,436,000 in 2001. If made immediately, and if our estimated recovery occurs, we should more than recover our costs. Various third parties have also expressed interest in participating in some of these wells.

The Company is negotiating for the acquisition of domestic producing and exploratory properties that meet our geological, engineering, economic and political criteria. We are focusing our attention on acquisitions that we expect to range in value from $250,000 to $25,000,000. We expect to enter into agreements on two or more such properties before the end of year 2001.

On December 6, 2000, the Company signed a Letter of Intent with Houston-based Diasu Oil & Gas Company, Inc., with the objective of purchasing 100% of the stock of Diasu, which would include producing oil and gas assets in Texas, Louisiana and Wyoming. As of March 9, 2001, the Letter of Intent expired, but the Company received a verbal commitment and is exploring financing options. As of the date of this filing, we are reviewing final aspects of land and title on various properties in the acquisition package and are also formulating the financial support of the properties to be acquired. We expect to close the transaction, which may include some or all of the originally scheduled assets and liabilities, in the near future. Closing the transaction is expected to add materially to our asset base and to add materially to our cash flow.

Joint ventures with other companies engaged in oil and gas exploration and development and the purchase of producing properties whose current net proceeds are likely to significantly exceed current and projected future expenses are also possible as we extend our reach to new opportunities.

On April 24, 2000, the Company entered into a Participation Agreement with Houston-based Texoil, Inc. to purchase a working interest in a well to be drilled in Galveston County, Texas. Concurrently with the Participation Agreement, we entered into an Operating Agreement which designated Cliffwood Production Co. as operator of the property. Since that time, an announcement has revealed that Texoil, Inc. will be acquired by Houston-based Ocean Energy, Inc. Cliffwood Production Co. remains the operator of the property. We invested $20,107 in 2000 toward this participation opportunity. Our working and revenue interest in the property are as follows:

                                                              Working   Revenue
                                                             Interest  Interest
                                                             --------- ---------
Drilling to Casing Point in the Initial Test Well:            6.2500%      None
After Casing Point, but prior to Payout of the Initial Well:  5.6250%   4.2185%

After payout in the Initial Test Well:                       4.6875%   3.5156%
Interest in Subsequent Wells:                                4.6875%   3.5156%

In the event of a successful completion of a drilled well, our net revenue interest will vary from 4.2185% to 3.5156%, as indicated above. Our latest update from the operator indicates that a well may be drilled on the property as early as the second quarter of 2001. Depending on our cash flow at the time of drilling of the initial test well, we may seek financial support to maintain our position in the property. A successful outcome on this venture could yield a material positive impact to our cash flow.

In the event that we cannot raise additional capital to fund the ventures indicated above, it will be necessary for us to curtail our business activities until other financing becomes available.

ITEM 7. FINANCIAL STATEMENTS

The audited Financial Statements of the Company, together with the independent accountants report thereon of Malone & Bailey, PLLC, appears herein. See Financial Statements beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 15, 1999, the Board of Directors dismissed Samson, Robbins & Associates, PLLC ("S&R") as our auditors. S&R had been engaged to audit our financial statements for the year ended December 31, 1998 and the period ended July 1999.

Malone & Bailey, PLLC was engaged as our successor auditors on December 15, 1999. We authorized S&R to respond fully to the inquiries of Malone & Bailey, PLLC. Prior to their engagement, Malone & Bailey, PLLC was not consulted as to their opinion regarding any matters of the Company.

                                    PART III

ITEM 9. DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS

 Name                     Age     Position
-------                  -----   -----------
 Dennis E. Hedke          48      Interim President, CEO, and Director
 James E. Gallien, Jr.    53      Exec. Vice-President, CFO, and Director
 John W. Mahoney          46      Vice-President, Secretary, and General Counsel
 Arthur C. Teichgraeber   44      Director
 Bruce A. Reichert        43      Director
 Jacques H. Grunitzky     52      Director

Dennis E. Hedke has served as our acting President and Chief Executive Officer since January 2000. Prior thereto, from August 1999 through January 2000, Mr. Hedke served as our Vice President of Exploration and Development. Mr. Hedke has served as our Director since August 1999. From May 1986 through July 1999, Mr. Hedke served as a geological/geophysical independent contractor in Wichita, Kansas for a variety of firms engaged in domestic and foreign exploration and development. Mr. Hedke has had extensive domestic assignments in the Mid-Continent, Rocky Mountains, Texas and Gulf Coast. His international assignments have included projects in the Middle East, the former Soviet Union, West Coast Africa, Colombia and South America. His responsibilities have covered deal structuring and negotiation, technical data assessment, economic assessment and operations control. Mr. Hedke graduated in 1976 with a B.S. in Geophysics from Kansas State University and then received an M.S. in Materials Science from the University of Virginia in 1979.

James E. Gallien, Jr. has served as our Executive Vice President, Chief Financial Officer and Director since September 1999. During August 2000, he also became employed by Clayton Biltmore, L.L.C., a public accounting firm. Prior thereto, from January 1998 through June 30,1999, Mr. Gallien served as Chief Financial Officer of Winn Fuel Systems, Inc. From January 1980 through January 1998, Mr. Gallien operated his own accounting practice. After he graduated from Louisiana State University in 1970 with a B.S. in Finance, Mr. Gallien served in the armed forces until 1972 when he held accounting positions until 1980.

A.C. Teichgraeber has served as our Director since October 1998. Since July 1, 1999 Mr. Teichgraeber has served as President and Chief Executive Officer of Oil Quip, Inc. (now Cooper Manufacturing). Prior thereto, from April 17, 1997 to July 1, 1999, he served as President and Chief Operating Officer of the Drilling Equipment Division of IRI International Corporation, and was responsible for worldwide sales and manufacturing activities. From December 1989 to April 1997, he was President and Chief Executive Officer of Cardwell International, Ltd., in charge of purchasing technology and licenses to manufacture the line of Cardwell drilling, workover and well servicing rigs. Mr. Teichgraeber received a degree in Production Management Engineering Technology from Kansas State University in 1978.

John W. Mahoney has served as our Vice President, Secretary and General Counsel since July 1999. Prior thereto, from January 1996 through July 1999, Mr. Mahoney was associated with the law firm of Williams, Birnberg & Andersen LLP. Prior thereto was associated with the law firm of Hofheinz, Mahoney & Jones. Mr. Mahoney is a 1976 graduate of Central Missouri State University and received his J.D. from the College of Law of the University of Tulsa in May 1979.

Bruce A. Reichert has served as our Director since October 1998. Dr. Reichert has served as Vice President Engineering with Precision Tube Technology since March 2001. Prior thereto, from January 1998 through June 2000, Dr. Reichert served as Vice President of Engineering for Input/Output, Inc., a manufacturer of equipment used in the seismic exploration for oil and gas, where he was responsible for the development of new products while improving existing products. Prior thereto, from October 1994 through January 1998, Dr. Reichert was an Associate Professor of Mechanical Engineering at Kansas State University. From May 1989 to October 1994, Dr. Reichert was a Research Engineer at the NASA Lewis Research Center. Dr. Reichert graduated from the U.S. Naval Academy in May 1979 with a B.S. in Mechanical Engineering. He also holds both a Masters Degree and a PhD in Mechanical Engineering from Iowa State University.

Jacques H. Grunitzky, has served as our Director since April 2000. From 1990 through the present, Mr. Grunitzky has been involved in a number of industrial, commercial and construction ventures in Africa and in France. Mr. Grunitzky was affiliated with the West African Development Bank from 1978 through 1987. Mr. Grunitzky is a native of Togo and resides in Paris, France. He was educated at L'Institut d'Etudes Administratives et Politiques in Nancy, France. He earned a Masters Degree in economics and finance from the Sorbonne and the equivalent of the PhD from the Central West African Center for Training and Banking in Dakar, Senegal.

All officers serve at the discretion of the Board of Directors. The terms of office for the current members of the Board of Directors are for a period of one year or until their successors are duly elected and qualified. Jacques H. Grunitzky was elected to the Board on October 9, 2000. Messrs. Hedke, Gallien, Teichgraeber and Reichert were re-elected on October 9, 2000.

Committees

In order to facilitate the various functions of the Board of Directors, the Board has created a standing Audit Committee, a standing Executive Compensation Committee and a Strategic Planning Committee.

The functions of the Company's Audit Committee are to review the Company's financial statements with the Company's independent auditors; to determine the effectiveness of the audit effort through regular periodic meetings with the Company's independent auditors; to determine through discussion with the Company's independent auditors that no unreasonable restrictions were placed on the scope or implementation of their examinations; to inquire into the effectiveness of the Company's financial and accounting functions and internal controls through discussions with the Company's independent auditors and officers of the Company; to recommend to the full Board of Directors the engagement or discharge of the Company's independent auditors; and to review with independent auditors the plans and results of the auditing engagement. The members of the Audit Committee are Messrs. Gallien, Teichgraeber and Reichert.

The functions of the Company's Executive Compensation Committee including reviewing the existing compensation arrangements with officers and employees, periodically reviewing the overall compensation program of the Company and recommending to the Board modifications of such program which, in the view of development of the Company and its business, the Committee believes are appropriate, recommending to the full Board of Directors the compensation arrangements for senior management and directors, and recommending to the full
Board of Directors the adoption of compensation plans in which officers and directors are eligible to participate and granting options or other benefits under such plans. The members of the Executive Compensation Committee are Messrs. Teichgraeber, Reichert and Hedke.

The functions of the Company's Strategic Planning Committee are to assist the Board in developing current and longer range planning, allocation of resources and monitoring of industry activity. The members of the Strategic Planning Committee are Messrs. Teichgraeber and Hedke.

During the year ended December 31, 2000, the Board of Directors held 13 formal meetings, including telephonic meetings, and acted through unanimous written consent on other occasions. Each director (during the period in which each such director served) attended at least 75% of the aggregate of the total number of meetings of the Board of Directors. Our Directors are not currently compensated for their participation on the Board. However, the Company does reimburse, where appropriate, each director for all expenses of attending such meetings.

Compliance With Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company's directors, its executive officers, and beneficial owners of more than ten percent of any class of the Company's securities are required to report their initial ownership of the Company's securities and any subsequent changes in that ownership to the Securities and Exchange Commission. None of the Company's officers, directors and beneficial owners of more than ten percent of the Company's stock filed a Form 3 reporting their initial ownership, and one Form 4 reporting a change in ownership was filed late. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.


ITEM 10. EXECUTIVE COMPENSATION

The following table is a summary of annual compensation paid to the Company's executives during the two fiscal years ended December 31, 2000 and December 31, 1999.

Name and Principal                                                  Other Annual
Position at 12/31/2000            Year      Salary     Bonus        Allowance(1)
----------------------            ----      ------     -----        ------------

Dennis E. Hedke                   2000   $  96,000(2)   None
Interim President/CEO             1999   $ 120,000      None

James E. Gallien, Jr.             2000   $  79,350(3)   None
Executive Vice-President/CFO      1999   $ 120,000      None

John W. Mahoney                   2000   $  96,000(4)   None
Vice-President/General Counsel    1999   $ 120,000      None

(1) The named executive officers did not receive perquisites or other benefits valued in excess of 10% of the total reported annual salary and bonus.

(2) We have accrued $24,750 for Mr. Hedke through December 31, 2000 which has not been paid.

(3) We have accrued $8,250 for Mr. Gallien through December 31, 2000 which has not been paid.

(4) We have accrued $13,502 for Mr. Mahoney through December 31, 2000 which has not been paid.

No salaried compensation was provided for the above individuals prior to 1999.

Employment Agreements

On July 1, 1999, we entered into a two-year employment agreement with Mr. Mahoney. The term of the agreement is for two years, the salary due is $10,000 per month, there are fringe benefits including a $667.00 per month car allowance, a monthly health insurance provision of $239 to cover a pre-existing policy, and Mr. Mahoney received 990,000 stock options exercisable for a term of five years vesting as follows:

     (i)  one third after July 1, 2000 at $ .25 per share;

     (ii) one third after July 1, 2001 at a price per share 30% under the average of the last five trading days prior to the second anniversary; and

     (iii)one third after the second anniversary of the confirmation of the Plan of Reorganization at a price per share of 30% under the average of the last five trading days prior to such second anniversary.

On September 1, 1999, we entered into an employment agreement with Mr. Hedke. The term of the Agreement is for three years, the salary due is $10,000 per month, there is a $750 per month carallowance. There is a $300 per month provision for medical benefits allowance, which has not been taken as of 12/31/99. Mr. Hedke received 1,000,000 stock options, each exercisable for a term of five years vesting as follows:

     (i)  one third after September 1, 2000 at $ .25 per share;

     (ii) one third after September 1, 2001 at a price per share 30% under the average of the last five trading days prior to the second anniversary; and

     (iii)one third after the second anniversary of the confirmation of the Plan of Reorganization at a price per share of 30% under the average of the last five trading days prior to such second anniversary.

Also on September 1, 1999, we entered into an employment agreement with Mr. Gallien. The term of the Agreement was for three years, the salary due was $10,000 per month, there is a $750 per month car allowance, and $300 per month allowance medical benefits, which has not been taken as of 12/31/99. As of August 2000, Mr. Gallien became a full-time employee of Clayton Biltmore, L.L.C. and provides part-time support for the Company at a rate of $50 per hour. Mr. Gallien received 1,000,000 stock options, each exercisable for a term of five years vesting as follows:

     (i)  one third after September 1, 2000 at $ .25 per share;

     (ii) one third after September 1, 2001 at a price per share 30% under the average of the last five trading days prior to the second anniversary; and

     (iii)one third after the second anniversary of the confirmation of the Plan of Reorganization at a price per share of 30% under the average of the last five trading days prior to such second anniversary.

Stock Options and Warrants

The following table provides information on the warrants and options granted to our named executive officers during the fiscal year ended December 31, 2000:

                Option/SAR Grants in Last Fiscal Year
                         (Individual Grants)

                    Number of      Percent of
                    Securities   Total Options/
                    Underlying    SARs Granted    Exercise or
                   Options/SARs   to Employees    Base Price     Expiration
Name                Granted (#)  in Fiscal Year     ($/Sh)          Date
----               ------------- ---------------  ------------   -----------
Dennis Hedke          333,333        33.44%           .25     September 1, 2005
James Gallien         333,333        33.44%           .25     September 1, 2005
John Mahoney          330,000        33.12%           .25       July 1, 2005

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

               Shares
             Acquired on    Value        Number of Unexercised         Value of Unexercised
Name        Exercise (#) Realized (#)  Options/SARs at FY-end (#)   In-the-Money Options/SARs ($)
----        ------------ ------------  --------------------------   ----------------------------
                                       Exercisable Unexercisable    Exercisable   Unexercisable
                                       ----------- --------------   ------------  --------------

Dennis Hedke    None         None       333,333              0             0            0
James Gallien   None         None       333,333              0             0            0
John Mahoney    None         None       330,000              0             0            0

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2000, information regarding the beneficial ownership of shares of Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On December 31, 2000 there were 62,309,671 shares issued and outstanding of record.

                                                 Shares of           Percentage
           Name & Address of(1)                  Common                   As of
           Beneficial Owners                     Stock        December 31, 2000
           --------------------                 ----------   ------------------

           Dennis E. Hedke(2)                    576,033                      *

           Arthur C. Teichgraeber(3)             940,000                  1.51%

           Bruce A. Reichert(3)                  160,000                      *

           John W. Mahoney(4)                    330,000                      *

           James E. Gallien, Jr.(5)              333,333                      *

           Jacques H. Grunitzky                        0                      *

           All Executive Officers and Directors
           as a group (6 persons)              2,339,366                  3.68%

*    Less than one percent.

(1) The business address of each individual is the same as the address of the Company's principal executive offices.

(2) Includes options to purchase 333,333 shares of Common Stock at an exercise price of $.25 per share and options to purchase 65,000 shares at an exercise price of $.75 per share. Mr. Hedke disclaims any beneficial interest in the 10,000 shares owned by Arnold Hedke, 10,000 shares owned by Gary Hedke, 100 shares owned by Reasha Hedke and 100 shares owned by Jacob Hedke.

(3)  Includes options to purchase 65,000 shares at $.75 per share.

(4) Includes options to purchase 330,000 shares of Common Stock at an exercise price of $.25 per share.

(5) Includes options to purchase 333,333 shares of Common Stock at an exercise price of $.25 per share.

ITEM 12. CERTAIN PARTIES AND RELATED TRANSACTIONS

The Company has leased the furniture and telephone system at its former address of record to Cooper Manufacturing for $1,195 per month. The President and Chief Executive officer of Cooper is A.C. Teichgraeber, a member of our Board of Directors. The lease is for four years, commencing August 2000. The monthly furniture lease has a buyout clause allowing Cooper to purchase the furniture at the end of the 48month lease for $10,000.

Following his retirement from Conoco Overseas Oil Company, Thomas C. O'Dell organized Carlton Energy Group, LLC,. of which he is the Chairman and Managing Director, to pursue energy sector investments worldwide. He was approached by members of the Shareholders' Committee in the Chapter 11 proceeding and agreed to assume a management role in the Company. Until his resignation on January 25, 2000, he was Chairman, President and Chief Executive Officer of the Company. On behalf of Carlton Energy Group, LLC. he has been seeking out and negotiating oil and gas exploration, development and production contracts. Under his employment agreement, now terminated, he had agreed to assign such contracts to us, or to permit us to participate in consortiums which are pursuing or exploiting such contracts. Ths Chad Concession contracts were the result of such arrangement.

Mr. O'Dell loaned up to $400,000 to the Company for operating capital during 1999, with interest ranging from 8.75% - 12% and collateralized by the Texas Hartwich lease. As of March 31, 2000, this loan had been repaid.

The Company leased office space from O'Dell's company, Carlton Energy Group, Inc. at $7,500 per month through August 1999, totaling $59,500 in 1999 and $30,000 in 1998.

ITEM 13. EXHIBITS AND REPORTS

(a)  Documents included in this Annual Report on Form 10-KSB:

  Financial Statements

  Independent Auditor's Report........................................................ F-1
  Balance Sheet as of December 31, 2000............................................... F-2
  Consolidated Income Statements for the years ended December 31, 2000 and 1999....... F-3
  Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999... F-4
  Consolidated Cash Flow Statements for the years ended December 31, 2000 and 1999.... F-6
  Notes to Consolidated Financial Statements.......................................... F-7

     Exhibits

Exhibit
Number        Description
------        ------------

2.1(1) Third Amended Plan of Reorganization and Disclosure Statement
3.1(1) Articles of Incorporation, 1986, Utah, Celebrity Limousines, Ltd.
3.2(1) Articles of Incorporation, 12/1/1989, Nevada, Limousines, Ltd.
3.3(1) Articles of Merger,  1/31/1999,  Utah,  Celebrity  Limousines,  Ltd.  and
       Nevada Limousines, Limited - Nevada Corporation Limousines, Limited Survived.

3.4(1) Articles of Amendment 7/9/1993,  name change from Limousines,  Limited to
       Trinity Gas Corporation.
3.5(1) By-Laws of Trinity Gas Corporation.
3.6(1) Articles of Amendment, 3/29/1999, Nevada, to change name of corporation to Trinity Energy Resources, Inc., authorize undesignated shares of Preferred Stock, and increasing the authorized number of shares of Common Stock.
3.7(1) Certificate of Authority to Transact Business in Texas, 10/06/1999. 3.8(1) Assumed Name Certificate in Texas, 10/12/1999
3.9(1) Amended Certificate of Designation, Powers, Preferences and Rights of the
       1999 Series of Convertible Preferred Stock 1/25/2000.
10.1(1) Mr. John W. Mahoney - Employment Agreement
10.2(1) Mr. Dennis E. Hedke - Employment Agreement
10.3(1) Mr. James E. Gallien, Jr. - Employment Agreement
10.4(1) Mr. Michael L. Wallace - Independent Contractor Agreement
10.5(1) Letter  Agreement  between  Carlton  Energy  Group,  Oriental  Petroleum
        Resources, Ltd., and Trinity Gas Corporation
10.6(1) Chad Convention, French Translation
10.7(1) Chad Convention, English Translation
10.8(1) Cliveden Agreement, 5/5/1999
10.9(1) Cliveden Agreement, 11/29/1999
10.10(1)Purchase and Sale Agreement  between Carlton  Energy,  Trinity Gas, Ian
        Nordstrom and Rudy Olschewski
10.11(1)Aker Maritime Sublease
10.12(1)Cliveden Agreement, 12/27/99
10.13(1)Assignment to Cliveden Petroleum Co., Ltd., 1/14/2000
10.14(2)Crude Oil Purchasing Contract-Equiva Trading Company
10.15(2)Crude Oil Purchasing Contract - Sunoco, Inc.
10.16(2)Natural Gas Purchasing Contract-North American Resources Company #281 10.17(2)Natural Gas Purchasing Contract-North American Resources Company #282 10.18(2)Natural Gas Purchasing Contract-Dynegy Midstream Services, Limited
        Partnership
10.19(4)Master Funding Agreement with Salus Trust, July 21, 2000.
10.20*  Participation Agreement with Texoil, Inc. April 5, 2000.
10.21(5)Letter of Intent to Purchase Diasu Oil and Gas Co., Inc.
16.0(3) Letter on Change in Certifying Accountant

*    Filed herein.

(1) Incorporated by reference to the respective exhibits filed with Form 10-SB filed on February 3, 2000.
(2) Incorporated by reference to the respective exhibits filed with 1st Amendment to Form 10-SB filed on March 31, 2000.
(3) Incorporated by reference to the respective exhibits filed with 4th Amendment to Form 10-SB filed on August 7, 2000.
(4) Incorporated by reference to the respective exhibits filed with 5th Amendment to Form 10-SB filed on September 12, 2000.
(5) Incorporated by reference to the respective exhibits filed on Form 8-K on December 22, 2000.

(b)  Reports on Form 8-K

We filed a current report on Form 8-K on December 22, 2000, relating to a letter of intent whereby the Company would purchase the stock of Diasu Oil and Gas Company, Inc.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.


                                                  TRINITY ENERGY RESOURCES, INC.


                                                By: /s/ Dennis E. Hedke
                                                   -----------------------
                                                    Dennis E. Hedke
                                                    President

Dated April 16, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and or the duties indicated.

     Signature                   Title                                 Date
    -----------                 -------                               ------

/s/ Dennis E. Hedke           President, Chief Executive Officer  April 16, 2001
----------------------------  and Director (Principal Executive
Dennis E. Hedke               Officer)


/s/ James E. Gallien, Jr.
----------------------------  Executive Vice-President, Chief     April 16, 2001
James E. Gallien, Jr.         Financial Officer and Director



/s/ John W. Mahoney           Vice-President, Secretary and       April 16, 2001
----------------------------  General Counsel
John W. Mahoney


/s/ Arthur C. Teichgraeber    Director                            April 16, 2001
----------------------------
Arthur C. Teichgraeber



/s/  Bruce A. Reichert        Director                            April 16, 2001
----------------------------
Bruce A. Reichert



/s/  Jacques H. Grunitzky     Director                            April 16, 2001
----------------------------
Jacques H. Grunitzky

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
   Trinity Energy Resources, Inc.
   Houston, Texas

We have audited the accompanying balance sheets of Trinity Energy Resources, Inc. as of December 31, 2000 and the related statements of income, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinity Energy Resources, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

These financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule in footnote 16 is presented as supplementary information not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required in relation to the basic financial statements taken as a whole.


Malone & Bailey, PLLC
Houston, Texas

March 6, 2001

                         TRINITY ENERGY RESOURCES, INC.
                                  BALANCE SHEET
                                December 31, 2000

                  ASSETS
Current Assets
  Cash                                                            $   134,016
  Accounts receivable                                                  71,402
  Other                                                                64,528
                                                                    -----------
         Total Current Assets                                         269,946
                                                                    -----------

Oil and gas properties, using successful efforts method
      of accounting
  Proved properties                                                   452,370
  Unproved property - Galveston County                                 20,107
  Unproved property - Chad concession                                 366,653
  Less accumulated depreciation and depletion                        (154,361)
                                                                   -----------
         Net oil and gas properties                                   684,769
                                                                   -----------
Other assets
  Office furniture and equipment, net of accumulated
    depreciation of $5,057                                            15,767
  Note receivable - long-term portion                                 41,506
  Deposits                                                           108,608
                                                                   -----------
         TOTAL ASSETS                                             $1,120,596
                                                                   ===========

                  LIABILITIES
Current Liabilities
  Current portion of payroll taxes due                            $  128,154
  Accounts payable                                                   283,243
  Accrued wages and consulting fees                                  178,502
  Accrued preferred stock dividends payable                           88,183
  Other accrued expenses                                              79,566
                                                                   -----------
         Total Current Liabilities                                   757,648
Long-term portion of payroll taxes due                               142,376
                                                                   -----------
         Total Liabilities                                           900,024
                                                                   -----------
Mandatory Redeemable Preferred Stock,
  $.001 par, due in 2000, 50,000,000 shares authorized,
  141,750 shares issued and outstanding                            1,425,000

CAPITAL DEFICIT
  Common stock, $.001 par, 300,000,000 shares authorized,
    61,085,651 issued and outstanding                                 61,086
  Paid in capital                                                 12,494,593
  Retained Deficit                                               (13,760,107)
                                                                  ------------
         Total Capital Deficit                                    (1,204,428)
                                                                  ------------
         TOTAL LIABILITIES AND CAPITAL DEFICIT                   $ 1,120,596
                                                                  ============




      See summary of accounting policies and notes to financial statements.

                         TRINITY ENERGY RESOURCES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                     Years Ended December 31, 2000 and 1999


                                                        2000            1999
                                                    -----------      ----------
Revenue - oil and gas sales                         $   471,508      $  78,382

Expenses
  Lease operating                                       404,107        108,663
  Production taxes                                        5,293          7,283
  Exploration expenses                                        0              0
  Depreciation, depletion, and amortization              95,203         16,607
  Interest expense                                       20,033         38,685
  General and administrative                          1,222,702      2,605,902
  Rent paid to affiliates                                               59,500
  Loss on sale of assets                                 49,099
  Interest income                                       (50,724)        (5,419)
                                                     -----------     ----------
         Total expenses                               1,745,713      2,831,221
                                                     -----------     ----------
Loss before reorganization items and
  preferred stock dividend requirements              (1,274,205)    (2,752,839)
                                                     -----------     ----------

Preferred stock dividends expense                       127,225         42,550

Reorganization costs:
  Professional fees                                      30,033      1,039,192
  Other costs                                                           37,951
  Interest (earned) on accumulated cash resulting
    from Chapter 11 proceeding                                        (142,914)
                                                     -----------     ----------
         Net reorganization expense                      30,033        934,229
                                                     -----------     ----------
Net loss                                            $(1,431,463)   $(3,729,619)
                                                     ===========     ==========


Net loss per common share                           $     (.03)    $      (.06)
Weighted average common shares outstanding          59,412,071      59,029,241



      See summary of accounting policies and notes to financial statements.

                         TRINITY ENERGY RESOURCES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2000 and 1999

                                                   - -  Common Stock   - -       Paid In
                                                     Shares            $          Capital
                                                   -----------      -------      -----------

Balances, December 31, 1998                        64,120,778      $ 64,121     $ 12,034,202
Shares issued for
  - cash                                            1,705,391         1,705          424,643
  - less costs of equity fundraising                                (54,015)
  - services                                          603,296           603          150,221
Shares repurchased, pursuant to
  bankruptcy "cash out" offer                        (569,011)         (569)         (34,045)

Shares canceled by bankruptcy court                (1,680,000)       (1,680)           1,680

Milton shares posted as collateral by
   the bankruptcy court for $40,000
   share purchase price not paid                     (750,000)         (750)         (39,250)

Discount on preferred stock issuance                                                 114,513
Accretion of differences between carrying value
   and redemption value of preferred stock                                           (47,060)

Net loss                                           ------------    ----------    -------------
Balances, December 31, 1999                         63,430,454       63,430       12,550,889
                                                   ------------    ----------    -------------

Shares canceled by bankruptcy court                 (4,401,213)      (4,401)           4,401

Shares issued in settlement of debts                   382,830          383           22,754

Shares issued for
  - services                                         1,673,580        1,674           64,878

Accretion of differences between carrying value
   and redemption value of preferred stock                                          (148,328)

Net loss
                                                   ------------     ---------    -------------
Balances, December 31, 2000                         61,085,651      $61,086      $12,494,593
                                                   ============     =========    =============

      See summary of accounting policies and notes to financial statements.

                         TRINITY ENERGY RESOURCES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2000 and 1999

                                                   Stock
                                                Subscription        Retained
                                                 Receivable         Deficit          Totals
                                                --------------    ------------     ----------

Balances, December 31, 1998                       $(40,000)      $ (8,599,026)     3,459,297
Stock issued for
  - cash                                                                             426,348
  - less costs of equity fundraising                                                 (54,015)
  - services                                                                         150,824

Shares repurchased, pursuant to bankruptcy
   "cash out" offer                                                                  (34,614)

Shares canceled by bankruptcy court

Milton shares posted as collateral by
   the bankruptcy court for $40,000
   share purchase price not paid                    40,000

Discount to fair value of preferred stock                                            114,513

Accretion of differences between carrying value
   and redemption value of preferred stock                                           (47,060)

Net (loss)                                                       (3,729,618)      (3,729,618)
                                                   ---------    ------------      -----------

Balances, December 31, 1999                      $        0     (12,328,644)         285,675
                                                   =========    ------------      -----------

Shares canceled by bankruptcy court

Shares issued in settlement of debts                                                  23,137

Shares issued for
  - services                                                                          66,551

Accretion of differences between carrying value
   and redemption value of preferred stock                                          (148,328)

Net (loss)                                                      (1,431,463)       (1,431,463)
                                                                -----------       -----------
Balances, December 31, 2000                                   $(13,760,107)     $(1,204,428)
                                                               ============       ===========


      See summary of accounting policies and notes to financial statements.

                         TRINITY ENERGY RESOURCES, INC.
                        CONSOLIDATED CASH FLOW STATEMENTS
                     Years Ended December 31, 2000 and 1999

                                                          2000          1999
                                                       ----------    ----------

Reconciliation of net loss to net cash
  used in operating activities
Net loss                                              $(1,431,463)  $(3,729,618)
Adjustments to reconcile net loss to net cash
  used in operating activities
    Depletion and depreciation                             95,203        16,607
    Proceeds from asset sale under court supervision                     47,455
    Stock issued for services                              66,551       150,824
    Loss on sales of assets                                49,099
    Changes in:
         Accounts receivable                              (62,303)       (9,099)
         Other current assets                             (24,776)       (7,406)
         Deposits made by trustee                                         4,300
         Accounts payable                                (469,872)      435,342
         Accrued wages and consulting fees                (52,328)
         Accrued preferred stock dividends payable          5,167
         Accrued expenses                                 (91,780)      341,526
                                                      -----------    -----------
Net cash used in operating activities                  (1,916,502)   (2,750,069)
                                                      -----------    -----------
Cash flows used in investing activities
  Capitalized workover cost                              (112,600)
  Unproved property - Galveston County                    (20,107)
  Deposits made                                           (43,382)
  Purchase of office furniture and equipment               (9,563)     (156,816)
  Payments received on sale of office furniture             7,477
  Chad property acquisition and development costs                      (341,765)
                                                      -----------    -----------
Net cash used in investing activities                    (178,175)     (498,581)
                                                      -----------    -----------
Cash flows from financing activities
  Net borrowings from shareholders and others
    Notes payable                                        (707,721)    1,057,721
    Redeemable preferred stock payable                   (210,000)    1,267,500
  Common stock issued, net of $54,015 issuance cost                     372,333
  Payment to settle litigation                                          (78,310)
  Principal payments on prepetition debt
    authorized by court                                   (62,348)         (769)
                                                      -----------    -----------
Net cash flows provided by (used in)
  financing activities                                   (980,069)    2,618,475
                                                      -----------    -----------
Net decrease in cash and cash equivalents              (3,074,746)     (630,175)

Cash and cash equivalents
         - at beginning of year                         3,208,762     3,838,937
                                                      -----------    -----------
         - at end of year                             $   134,016   $ 3,208,762
                                                      ===========    ===========

      See summary of accounting policies and notes to financial statements.

                         TRINITY ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2000 and 1999


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Celebrity Limousines, Ltd. was incorporated in Utah in 1986. The name and state of incorporation were changed to Limousines Limited and Nevada, respectively in 1989. Limousines Limited ceased operations shortly thereafter and remained dormant until July 9, 1993. On that date Sidney W. Sers ("Sers") contributed certain oil and gas assets he owned in exchange for 18,275,036 shares and control (93.48% ownership) of Limousines Limited. He changed the corporate name to Trinity Gas Corporation and operated it until early 1998, when he abruptly resigned and fled the country in the wake of accusations of fraud, misrepresentation and other charges. New management changed the name to Trinity Energy Resources, Inc. ("Company") in Nevada on March 17, 1999. See Note 2 for further information.

Since 1993, the Company has been and is still engaged primarily in the acquisition, development, production, exploration for, and the sale of, oil, gas and natural gas liquids. The Company is the operator of one property in Texas, and of several properties in Colorado and Wyoming. In 1999, the Company acquired an interest as operator in an unproved exploratory concession in Chad, Africa.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Nova Energy, Inc. In January 2000, Nova Energy, Inc. was dissolved and all its assets and liabilities were merged into those of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Other current assets includes the current portion of a note receivable from the sale of office furniture and an inventory of crude oil stored on location pending pickup for sale.

Revenues are recognized when oil and gas are delivered. Inventories are stated at the lower of cost or market.

Oil and gas properties are accounted for using the successful efforts method of accounting. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed. Major workover costs are capitalized when they result in significant recoverable reserve increases.

Proved and unproved oil and gas properties and all other assets are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by writing down the carrying value. Capitalized costs of producing oil and gas properties, after considering estimated abandonment costs and salvage values, are depreciated and depleted by the units-of-production method.

Capitalized interest. The Company capitalizes interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. Total interest incurred in 1999 was $124,030, of which $24,888 was capitalized as a development cost of the Chad concession. There was no interest capitalized in 2000.

Cash and cash equivalents includes cash in banks and cash held by the bankruptcy court and Company law firm trustees. Certificates of deposit for $65,000 held by the states of Colorado and Wyoming as security for eventual producing well plugging and site cleanup are included in deposits in other assets.

Income tax expense includes taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109 Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through income tax expense.

Interest income is recorded when the amounts are assured of collection.

Reclassifications. Certain reclassifications were made to the 1999 financial statements to conform to classifications used in 2000.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had significant operating losses in 1999 and 2000 and is unable to redeem most of its preferred stock as required by those agreements. Management has increased well output and has cut administrative costs significantly. They are exploring new acquisitions and merger possibilities to obtain additional financing. The Company's ability to continue as a going concern is dependent on obtaining significant additional financing.

NOTE 3 - PETITION FOR RELIEF UNDER CHAPTER 11

On December 23, 1997, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Texas ("Court"). The Court issued its Confirmation Order of the Company's Reorganization Plan on October 27, 1998. Subsequent to this date, the Court has ruled on numerous claims and all provisions of this plan and these subsequent rulings have been incorporated into these financial statements.

         By agreement, the Internal Revenue Service claim was reduced to $213,564, which the Company is still contesting. The to-be-settled amount is due in 6 annual installments, the first two of which are included as NOTE 3 - PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

"current portion" as of December 31, 2000, and the remainder as "long-term."

The Company emerged from bankruptcy by final Court plan confirmation on October 27, 1998, and closed the bankruptcy case during mid 2000.

NOTE 4 - CASH HELD BY TRUSTEES

The Court trustee managed the cash of the Company from January 9 through December 12, 1998. By Court order, the Company's bankruptcy law firm, Andrews & Kurth, kept as custodian Company monies collected from the Sers seizures (see
Note 2) beginning December 1998 through January 14, 2000. On that date, $2,570,184 was transferred to a Company bank account. A remaining amount of $499,668 was retained by the law firm to pay certain legal and other bankruptcy-related costs. As of December 31, 2000, the remaining amount held by the law firm was $18,299, which was included in unrestricted cash as of this date because it was received by the Company in February 2001.

NOTE 5 - UNPROVED PROPERTY - CHAD CONCESSION

On November 15, 1998, the Company purchased an interest in a drilling rights concession in Chad, Africa in exchange for royalties totaling 7.5% and up to $2 million in prior costs reimbursement to the sellers. The agreement with the government of Chad was formalized on February 23, 1999, and the initial lease bonus payment of $341,765 was paid by the Company on June 17, 1999.

In late 1999, the sellers forgave $500,000 of the prior cost reimbursements due as part of a farmout by the Company to Cliveden Petroleum Co. Ltd. of Switzerland ("Cliveden"). Under this farmout agreement, Cliveden assumes operator status and all related Company obligations. In exchange, the Company retained a 5% working interest, and will receive its share of revenues from production beginning after payout of all development costs to be incurred by Cliveden. The 5% working interest becomes effective after payout of exploratory costs which are estimated by management to be up to $26 million. The Company will also receive reimbursement of up to $1.5 million in deemed sunk costs on a basis pro rata with Cliveden's total cost recovery from revenues to be received. In addition, Cliveden agreed to conversion of $350,000 loaned to the Company on May 7, 1999, to Company redeemable convertible preferred stock (see Note 6), with cash redemption at the option of Cliveden to occur on December 27, 2000.

Also, on May 7, 1999, $350,000 was advanced to a Nigerian corporation to pay the initial lease bonus payment, but this money was not paid to the Chad government. Instead, it was kept by that entity as a partial reimbursement of the $2 million as agreed in the November 15, 1998, Chad lease assignment. The Company disputes this and has begun legal proceedings in Chad to recover this money, which has been expensed as a development cost of an unproved property. No part of the $1.5 million remaining prior costs reimbursements due to the sellers under the November 15, 1998 agreement is accrued as a Company liability because the seller has refused to provide documentation as required in the contract, and because all potential liability for this debt has been assumed by Cliveden.

Total costs invested in the Chad property to date are $1,173,771, and total costs capitalized are $366,654 which include the actual lease bonus paid of $341,765 and $24,888 in capitalized interest. As of March 6, 2001, Cliveden is still owed its $350,000 from the required redemption of its interest in redeemable convertible preferred stock (see Note 6), and they have offered to purchase the Company's remaining interest in the Chad property in exchange for this amount plus the accrued dividends payable. The Company has is considering the offer. The Company's book value of the property approximates the amount owed to Cliveden. The amount owed to Cliveden is collateralized by all assets of Trinity.

NOTE 6 - MANDATORY REDEEMABLE PREFERRED STOCK

In March and October 1999, the Company solicited investments in mandatory redeemable convertible preferred stock from investors at $10 per share. Each share is convertible to 40 shares of Company common stock, or is redeemable at each holder's option after a 12-month holding period with a 12% dividend, less any dividends paid. 7% of this dividend was paid quarterly in cash and a portion of the 5% difference has been paid. Holders have 40 common shares' vote with each preferred share held. The Company may redeem shares issued under the March offering anytime after December 31, 1999, and may redeem shares issued under the October offering anytime after June 30, 2000 at face value plus unpaid dividends. Only $210,000 in face value was redeemed in 2000. There is no stated penalty for late payment. Under the mandatory redemption clause, all remaining amounts were due in 2000. As of March 6, 2001, the Company is delinquent on all remaining amounts.

NOTE 7 - NOTES PAYABLE

The Company borrowed various amounts from individuals during 1999. The loans bore interest mostly at 15%, and all were repaid during 2000.

NOTE 8 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000, are as follows:

         Deferred tax asset:
            Net operating loss carryforward                       $3,150,000
         Less:  valuation allowance                               (3,150,000)
                                                                  ----------
         Net current deferred tax asset                           $        0
                                                                  ==========

The Company has net operating loss carryforwards of $9.3 million, which expire in 2018 - 2020.

NOTE 9 - CONTINGENT LIABILITIES

The Company is a party to lawsuits arising from the normal course of its business operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on the Company's results of operations, cash flows, or financial position. The Company has several threatened or pending lawsuits relating to the disputed value of services allegedly provided to the Company that the Company has contested. Management believes the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position or the results of operations in any future period.

NOTE 10 - COMMON STOCK

The Company distributed rights to purchase its common stock to existing stockholders under Court supervision. These rights entitled the holder of each share to purchase one additional share of Company stock at $.25. During 1999, stockholders exercised rights to purchase 1,705,391 shares, for gross proceeds of $426,348. These rights expired on December 27, 1999.

In several rulings during 1998 - 2000, the Court ordered that a total 6,931,344 shares be cancelled. These were shares that Sers had issued in 1998 and prior, and the Company had disputed ownership.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

Total interest paid in 2000 and 1999 was $87,739 and $18,776, respectively. Interest expense capitalized on the Chad property was $0 and $24,888 in 2000 and 1999, respectively. Office furniture and equipment was sold on a 48-month payout and a capitalized value of $56,219 in 2000. 850,000 common shares were issued in 2000 in settlement of $46,746 in accounts payable owed.

NOTE 12 - EMPLOYMENT AGREEMENTS

To entice new management and consultants, the Company signed employment and consulting contracts in 1999 totaling $1,136,179. Most of this was paid, a minor amount was forgiven and $178,502 is accrued and unpaid as of December 31, 2000.

NOTE 13 - STOCK OPTIONS

Beginning at inception, the Company adopted the disclosure requirements of FASB Statement 123, Accounting for Stock Based Compensation Plans. The Company grants non-qualified options from time to time to employees and consultants of the Company, pursuant to its Stock Option Plan as approved by the Court. Stock option issuances are administered by the Board of Directors of the Company, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. All options are non-transferable.

The Company uses the intrinsic value method of calculating compensation expense, as described and recommended by APB Opinion 25, and allowed by FASB

Statement 123. Vesting occurs on the various anniversary dates of issuance in accordance with the plan, and the measurement date for all options is either the grant date for fixed-price options (since the only significant requirement for vesting is that the employee remain with the Company during that period) or the vesting date for options priced at 30% below the then-market price. Compensation expense for options exercisable at 30% below market will be recognized at the 30% discount amount in the years the options become exercisable.

No options were issued or exercised in 2000. During the year ended December 31, 1999, no compensation expense was recognized for the issuance of options and warrants, because either no option prices were below market prices at the date of grant (fixed-price options), or no options priced at 30% below market vested in 1999 or 1998. No options granted in 1999 have been exercised. Total options outstanding at December 31, 2000, are 9,333,332, with a weighted average share exercise price of $.40. Additional disclosures as of December 31, 2000, are:

                                                                 Options at
                                         Options     Options at    Market
                                         at $.25   $.75 - $1.50   less 30%
                                        ---------     ---------  ---------
         Total options
              Number of shares          4,499,999     3,500,000  1,333,333
              Remaining life              3 years       4 years    4 years
         Currently exercisable options
              Number of shares          8,333,332             0          0

The Company's stock has traded in minimal amounts after the Securities and Exchange Commission allowed trading to resume in September 2000. Previously, it had not traded on a public market since the Securities and Exchange Commission suspended trading in November 1997. Accordingly, the Minimum Value method as defined by FASB Statement 123 is used. The current trading price is $.04 per share, and none of the options at fixed prices of $.25 - $1.50 per share have any Minimum Value.

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the Minimum Value method suggested by FASB Statement 123, the Company's net losses and loss per share would have been increased to the pro forma amount indicated below:


         (in thousands)                                     2000          1999
                                                         --------      --------
         Net loss                   - As reported        $( 1,544)     $( 3,730)
                                      - Pro forma         ( 1,544)      ( 4,090)
         Net loss per share         - As reported        $(   .03)     $(   .06)
                                      - Pro forma         (   .03)      (   .06)

Variables used in the Minimum Value calculation include a risk-free interest rate of 5.5% and zero expected future dividends. Expected option life is the actual remaining life of the options as of each year end.

NOTE 14 - OPERATING LEASE

On September 22, 2000, the Company leased new office space at Park Ten Place in Houston, Texas. Total annual rent expense was $111,090 and $143,577 for 2000 and 1999, respectively. Future rent expense under this agreement before any operating expense escalations is $43,455 for 2001 and 2002, $44,179 for 2003, $46,352 for 2004, and $34,764 for 2005.

The Company's prior lease did not expire until 2004, but the Company assigned that lease to Cooper Manufacturing Corp. ("Cooper") and obtained a full release from the landlord. In connection with this assignment, Cooper agreed to lease existing Company furniture and its telephone system for 48 payments of $1,195 each, beginning August 2000. The Company capitalized this as a note receivable and recognized a related loss on the sale of $65,000.

NOTE 15 - DEPOSITS

Deposits include $65,225 in certificates of deposit held as collateral by the state of Colorado for eventual plugging and abandoning of the Company's operating wells there. $40,000 was paid in late 2000 for an option to purchase most of the producing wells held by Diasu Oil & Gas Company, Inc. for $3.6 million in cash and $400,000 in Company stock. As of March 6, 2001, the Company is still trying to obtain financing to purchase these wells, and Diasu has given various time extensions to allow the Company to perform.

NOTE 16 - SUPPLEMENTAL OIL AND GAS INFORMATION (unaudited)

Costs Capitalized Relating to Oil and Gas Producing Activities at
   December 31, 2000, using the Successful Efforts Method of Accounting

         Proved oil and gas properties                             $  452,370
         Unproved oil and gas property (Galveston County)              20,107
         Unproved oil and gas property (Chad, Africa)                 366,653
                                                                    ----------
                                                                      839,131
         Less accumulated depreciation, depletion,
            and amortization                                         (154,361)
                                                                    ----------
              Net capitalized costs                                 $ 684,769
                                                                    ==========

Costs Incurred in Oil and Gas Producing  Activities  for the Year Ended December
   31, 2000:

         Property acquisition costs
            Proved                                                  $        0
            Unproved                                                         0
         Exploration costs                                                   0
         Development costs                                              20,107

Results of Operations  for Oil and Gas Producing  Activities  for the Year Ended
   December 31, 2000:

         Oil and gas sales                                           $ 471,508
         Production costs                                              522,000
         Depreciation, depletion and amortization                       82,732
                                                                     ---------
         Results of operations for oil and gas producing activities
            (excluding corporate overhead and financing costs)       $(133,224)
                                                                     =========

Reserve Information

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

                                                   2000              1999
                                               Oil     Gas       Oil       Gas
                                             (MBbls)  (MMcf)   (MBbls)    (MMcf)
                                              -----   -----     -----     -----
Proved developed and undeveloped reserves
  Beginning of year                             180     281       185       287
  Improved recovery                              44      23
  Revisions of previous estimates               (19)    (35)
  Production  ( 15)                             (52)     (5)       (6)
                                              -----   -----     -----     -----
         End of year                            190     215       180       281

Proved developed reserves
  Beginning of year                              96     280       101       286
  End of year  68                               197      96       280

Standardized Measure of Discounted Future
  Net Cash Flows at December 31, 2000                                   (000's)
                                                                       -------
    Future cash inflows                                                $ 6,179
    Future production costs                                              2,405
    Future development costs                                               876
    Future income tax expenses                                               0
                                                                       -------
         Future gross cash flows                                         2,898

    Less:  10% annual discount for
                  estimated timing of cash flows                          (961)
                                                                       -------
  Standardized measures of discounted future net cash flows
    relating to proved oil and gas reserves                            $ 1,937
                                                                       =======

Income tax expense shown above is calculated by including the Company's net operating loss carryforward and properties tax bases.

The following reconciles the change in the standardized measure of discounted future net cash flow during 1999

Beginning of year                                                      $ 1,673
  Sales of oil and gas produced, net of production costs                   (62)
  Net changes in prices and production costs                             1,120
  Improved recovery, less related costs                                    123
  Net changes in estimated future development costs                       (458)
  Revisions of previous quantity estimates                                (459)
  Future income tax expense                                                  0
                                                                       -------
End of year                                                            $ 1,937
                                                                       =======