Form 10QSB
period 2001-03-31
TRINITY ENERGY RESOURCES INC
filed 2001-05-18
CIK 1082292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                        Commission file number 000-29333

                         Trinity Energy Resources, Inc.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                          87-0431497
--------------------------------               ---------------------------------
(State or other  jurisdiction of               (IRS Employer Identification No.)
 incorporation  or  organization)


              16420 Park Ten Place, Suite 450, Houston, Texas 77084
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (281) 829-9910
                 ----------------------------------------------
                           (Issuer's telephone number)


          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ]


The number of shares outstanding of each of the issuer's classes of common equity as of May 15, 2001: 61,087,821

                         TRINITY ENERGY RESOURCES, INC.

                                      Index

                                                                    Page Number
                                                                   -------------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheet at March 31, 2001            3

          Condensed Consolidated Statements of Operations for
          The quarter ended March 31, 2001 and March 31, 2000               4

          Condensed Consolidated Statements of Cash Flows for
          The six months ended March 31, 2001 and March 31, 2000            5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                         7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 8

                         TRINITY ENERGY RESOURCES, INC.
                                  Balance Sheet
                                 March 31, 2001


ASSETS
  Cash                                                          $      1,513
  Accounts receivable                                                 39,865
  Prepaid expenses                                                     1,696
  Inventory                                                           30,657
  Current portion of note receivable                                  12,482
                                                                 ------------
       Total current assets                                           86,213
Oil and gas properties, using successful
  efforts method of accounting
  Proved properties                                                  452,370
  Unproved properties                                                397,386
       accumulated depletion                                        (162,651)
                                                                 ------------
       Net oil and gas properties                                    687,105
                                                                 ------------
  Furniture and fixtures net of $6,098
       accumulated depreciation                                       14,726
  Long term portion of note receivable                                38,733
  Deposits                                                           149,657
                                                                 ------------
         TOTAL ASSETS                                           $    976,434
                                                                 ============

LIABILITIES

  Accounts payable                                                   413,195
  Accrued expenses                                                   417,750
                                                                 ------------
         Total current liabilities                                   830,945
Long term portion of liabilities subject to compromise               213,564
                                                                 ------------
         TOTAL LIABILITIES                                         1,044,509

Mandatory Redeemable Preferred Stock,
  $.001 par, due in 2000, 50,000,000 shares authorized,
   141,750 shares issued and outstanding                           1,425,000

STOCKHOLDERS' EQUITY
Common stock, $.001 par value,
         300,000,000 shares authorized,
         61,885,651 issued and outstanding                            61,886
  Paid in capital                                                 12,533,794
  Retained earnings (deficit)                                    (14,088,754)
                                                                ------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    ( 1,493,074)
                                                                ------------
         TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                             $    976,434
                                                                ============

                         TRINITY ENERGY RESOURCES, INC.
                            Statements of Operations
               For the Three Months Ended March 31, 2001 and 2000

                                                   2001             2000
                                                ---------        ---------
Revenues - oil and gas sales                    $  68,274        $  72,460

Expenses
  Lease operating                                 133,416          216,714
  Depreciation, depletion, and amortization         9,331           12,528
  Interest expense                                 24,938           45,021
  General and administrative                      230,383          367,936
  Interest income                                  (1,147)         (19,338)
                                                ---------        ---------
         Total expenses                          (396,921)        (622,861)
                                                ---------        ---------
Net (Loss)                                      $(328,647)       $(550,401)
                                                =========        =========


Net (loss) per common share                     $   (.005)       $   (.009)
Weighted average common
   shares outstanding                          61,352,318       63,471,408

                         TRINITY ENERGY RESOURCES, INC.
                             Statements of Cash Flow
                For the Six Months Ended March 31, 2001 and 2000

                                                               2001              2000
                                                            ---------         ---------

CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                  $(328,647)        $(550,401)
  Adjustments to reconcile net
     income to net cash provided by
     operating activities:
   Depreciation                                                 1,041              7,841
   Depletion                                                    8,290              4,687
  Net changes in:
   Accounts receivable                                         31,536            (28,466)
   Other current assets                                        19,891                271
   Accounts payable                                           130,001           (139,371)
   Accrued preferred stock dividends payable                   24,938
   Accrued expenses                                           (10,404)          (172,549)
                                                             ---------          ----------
                  NET CASH USED BY OPERATING ACTIVITIES      (123,354)          (877,988)
                                                             ---------          ----------
CASH FLOWS FOR INVESTING ACTIVITIES
  Unproved property purchases                                 (10,626)
  Payments received on sale of office furniture                 2,527
  Deposits made                                               (41,050)
                                                             ---------
                  NET CASH USED BY INVESTING ACTIVITIES       (49,149)
                                                             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Liabilities subject to compromise                                              (62,654)
  Payments on short term notes                                                  (655,658)
  Proceeds from issuance of common stock                       40,000
                                                             ---------          ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES             40,000           (718,312)
                                                             ---------          ---------
NET INCREASE (DECREASE) IN CASH                              (132,503)        (1,596,300)

CASH AT BEGINNING OF PERIOD                                   134,016          3,208,762
                                                             ---------        -----------
CASH AT END OF PERIOD                                        $  1,513        $ 1,612,462
                                                             =========        ===========


SUPPLEMENTAL DISCLOSURES
  Interest paid in cash                                      $      0        $         0


                         TRINITY ENERGY RESOURCES, INC.
                          Notes to Financial Statements

NOTE A - BASIS OF PRESENTATION

The  accompanying  unaudited  interim  financial  statements  of Trinity  Energy
Resources, Inc., a Texas corporation ("Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2000 as reported in Form 10-KSB, have been omitted.

NOTE B - ISSUANCE OF COMMON STOCK

In February 2001, the Company issued 800,000 stock options to purchase the Company's common stock for an exercise price of $.05 per share. All 800,000 options were exercised in February 2001 for total proceeds of $40,000.

NOTE C - SUBSEQUENT EVENT

In April 2001, the Company issued $250,500 of convertible notes. The notes are for a term of three years and bear an annual interest rate of 10%. The unpaid principal and accrued interest may be converted into the Company's common stock at a conversion price of $.05 per share at anytime during the term of the note. Each note holder was also given an equivalent number of options to purchase the Company's common stock at an exercise price of $.05 per share up to the amount loaned to the Company. A total of 5,010,000 options were issued and none have been exercised. These options expire in two years.

In April 2001, the Company entered into an agreement to purchase several producing properties of Diasu Oil and Gas Company, Inc. for a total price of $1,082,000. The proceeds from the issuance of the notes was used to purchase a 25% interest in these properties for $270,500. The Company will have the option of purchasing up to the remaining 75% of these interests in increments of 25% through June 16, 2001, at which time the option expires. In the event that the Company elects to purchase all of the remaining interest, Diasu will accept up to $100,000 of the final 25% increment in the Company's common stock. The $80,000 in earnest money deposits paid by the Company to Diasu in late 2000 and early 2001 will be either applied pro rata to the incremental purchases or they expire on June 16, 2001.

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

In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this quarterly report to conform them to actual results.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

Overview

On December 6, 2000, we signed a Letter of Intent with Houston-based Diasu Oil & Gas Co., Inc., to purchase all the stock in their company. It was Trinity's primary goal to acquire producing as well as non-producing oil and gas assets in Diasu's inventory, which included properties in Texas, Louisiana and Wyoming. The transaction value associated with this transaction was to be $4,000,000. Trinity's extensive due diligence reviews, coupled with an ultimate lack of funding support for the full transaction, resulted in Trinity modifying its original proposal and closing on a smaller transaction on April 27, 2001.

The transaction accomplished on that date was the subject of Letter of Intent dated April 6, 2001, and carries a transaction value of $1,082,000 if taken to its fully optioned position. The revised transaction provides working interests in various properties in Texas and Louisiana, which are fully described in our 8-K Filing dated May 1, 2001. The effective date of the transaction was April 1, 2001, and Trinity expects cash flow from the producing properties to begin in May, 2001.

If taken to its fully optioned extent, the current cash flow associated with the Diasu acquisition, coupled with Trinity's existing producing inventory, is projected to near break-even. This potential assumes that oil and gas prices remain above $25/barrel and $4.50/mcf, respectively. While the transaction was measurably smaller than originally contemplated, our view is that the assets selected in the current transaction represent the greatest potential for sustained production and significant upside for increased production associated with behind-pipe and proved undeveloped reserves. As reported earlier, independent engineering assessment of the proved reserves indicate a net discounted value of $4,550,000 in the full transaction we are now seeking to close on or about June 16, 2001.

Of particular note, the working interest acquired in the Robertson County, Texas offers significant opportunity in the East Texas Bossier sand play, one of the more active trends in the continental United States at the present time. This asset includes interest in a 17 mile pipeline segment, which can produce additional revenue.

The Company has maintained its working interest position in a well located in Galveston County, Texas, which will likely be drilled in the second quarter of 2001. Ocean Energy, the Operator, is currently proceeding with preparations associated with the drilling of the well, which will be drilled to a true vertical depth of approximately 14,000 feet. If successful, the well could add materially to Trinity's monthly revenues.

The Diasu transaction, coupled with other activities currently under review leads us to a short- term strategy which is summarized below.

Short-term strategy

Our strategy for the immediate future is focused at achieving the following goals:

o Improve our revenues by fully exploiting our existing oil and gas properties, and interests recently acquired in association with industry partners,

o Further reduce our general and administrative (G&A) expenses to curtail operating losses,

o    Pursue new opportunities that can further enhance revenues,and

o Obtain additional working capital to pursue intermediate and long-term growth strategies.

Results of Operations for Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

Production revenues for the three month period ended March 31, 2001 were $68,274, as compared to $72,460 for the same period in 2000. The decreased revenues were due largely to weather issues in our Powder River Basin properties. These complications, coupled with equipment failures, resulted in no oil production being sold in two properties that typically produce approximately 800 net barrels per quarter. We estimate revenues lost due to these issues to have been approximately $20,000.

Gross oil production for the three months ending March 31, 2001 was 1,738 barrels (BBLS); net production was 1,477 BBLS, down from 3,197 BBLS oil for the three months ended March 31, 2000. Gross natural gas production for the period was 9,133 thousand cubic feet (MCF), as compared to 9,314 MCF for the same period 2000. Net natural gas production was 7,763 MCF for year 2001, as compared to 7,917 for the period during year 2000. The production decline was related to the weather and mechanical issues described above, as well as a naturally depleting reservoir.

G&A expenses decreased from $363,886 during the three month period ending March 31, 2000 to $184,722 (51% reduction) for the same period in 2001. Included in these expenses are approximately $79,719 in land, legal and compliance costs associated with the Diasu transaction. In the absence of these expenses, our G&A expenses for the quarter would have been just over $105,000, or a reduction of more than 71% compared to year ago results. We have reduced our staff to one full-time employee and one independent contractor. Management continues to carefully monitor all areas of operation and will seek new opportunities to improve operational efficiency.

During the quarter ending March 31, 2001 the Company incurred losses of ($328,647) compared to ($550,401) during the quarter ending March 31, 2000. These losses are significant and management is continually seeking to reduce costs, while at the same time increasing revenue.
For the quarter ending March 31, 2001, we spent $133,416 toward operating and working over oil and gas wells in Colorado, Wyoming and Texas, as compared to $216,714 during the same period in year 2000.

The level of capital expenditures will vary in future periods due to the fact that we expect to commit to new ventures that will require staged contributions from the Company which are as yet indeterminate. For example, we expect to participate for a 6.25% working interest in a well to be drilled in Galveston County, Texas. Dry hole costs (including prospect fees which the Company has already paid) associated with this venture at that interest level will be approximately $175,000. If the well is successful, Trinity will be obligated for another estimated $61,875 to facilitate well completion and place it in production.

We have endeavored to recomplete the Hartwich # 1 into a shallower zone than had been producing in the past. The process involved setting a temporary plug above existing perforations, which are at a depth of approximately 10,600 feet below surface, and perforating a Delaware sand interval at approximately 4,850 feet below surface, and then stimulating the reservoir for production. Upon acidizing and preliminary production testing of the zone, we encountered a strong show of oil and gas. We then proceeded, upon recommendation of consulting petroleum engineers, to frac the well to enhance flow rates. After frac treatment water percentages increased to unacceptable levels, rendering that zone non-commercial in the vertical wellbore. However, given the favorable results upon preliminary stimulation, we expect to be able to recover commercial hydrocarbons from the Delaware within our lease position. Deeper zone potential still exists below the temporary plug, which is currently set at 4,957 feet below surface.

Liquidity and Capital Resources
-------------------------------
The Company had a cash and cash equivalents balance of $1,513 at March 31, 2001. The Company is seeking bridge and longer term financing, both debt and equity, to fund certain new ventures, development drilling opportunities and worthy property acquisitions. Recently, capital was raised to close the first stage of the Diasu transaction.

The Company is negotiating for the acquisition of domestic producing and exploratory properties that meet our geological, engineering, economic and political criteria. We are focusing our attention on acquisitions that we expect to range in value from $250,000 to $25,000,000. We closed one such transaction valued at $270,500 on April 27, 2001 and expect to enter into agreements on additional acquisitions before the end of this fiscal year. Adding reserves of both oil and gas in a cost effective manner remains a stated goal of this Company.

In the event that Trinity cannot raise additional capital to fund the ventures indicated above, then it will be necessary for Trinity to curtail its business activities until other financing becomes available.

                                    PART II
Item 1. Legal Proceedings

On March 28, 2001, in Cause No. 2001-16813 filed in the 189th Judicial District Court of Harris County, Texas, we were sued by John Glenn for breach of his independent contractor's agreement with us and for breach of a purported offer to settle that claim. John Glenn is seeking monetary damages of approximately $100,000. We have filed an answer in this lawsuit and will vigorously defend against Mr. Glenn's claims.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRINITY ENERGY RESOURCES, INC.

May 18, 2001                               By: /s/ Dennis E. Hedke
                                             -----------------------
                                             Dennis E. Hedke
                                             Interim President and
                                             Chief Executive Officer

                                              /s/ James E. Gallien, Jr.
May 18, 2001                                 -------------------------
                                             James E. Gallien, Jr
                                             Executive Vice-President and
                                             Chief Financial Officer