Form 10QSB/A
period 2001-03-31
TRINITY ENERGY RESOURCES INC
filed 2001-08-16
CIK 1082292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 1


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
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                          87-0431497
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


              16420 Park Ten Place, Suite 450, Houston, Texas 77084
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (281) 829-9910
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity as of August 16, 2001: 62,317,821

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                         TRINITY ENERGY RESOURCES, INC.

                                      Index

                                                                           Page
                                                                         Number
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
           Condensed Consolidated Balance Sheet at March 31, 2001         3

           Condensed Consolidated Statements of Operations for
           The quarter ended March 31, 2001                               4

           Condensed Consolidated Statements of Cash Flows for
           The quarter ended March 31, 2001                               5

           Notes to Condensed Consolidated Financial Statements           6

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                      7

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings                                              10

Item 2.    Changes in Securities                                          10

Item 3.    Defaults Upon Senior Securities                                10

Item 4.    Submission of Matters to a Vote of Security Holders            10

Item 5.    Other Information                                              10

Item 6.    Exhibits and Reports on Form 8-K                               10

                         TRINITY ENERGY RESOURCES, INC.
                                  Balance Sheet
                                 March 31, 2001


ASSETS

  Cash                                                       $      1,513
  Accounts receivable                                              39,865
  Inventory                                                        30,657
  Current portion of note receivable                               12,482
  Other current assets                                              2,373
                                                                ----------
       Total current assets                                        86,890
                                                                ----------
Oil and gas properties, using successful
  efforts method of accounting
  Proved properties                                               452,370
  Unproved properties                                             397,386
       accumulated depletion                                     (162,651)
                                                                ----------
       Net oil and gas properties                                 687,105
                                                                ----------
  Furniture and fixtures net of $6,098
       accumulated depreciation                                    14,726
  Long term portion of note receivable                             38,733
  Deposits                                                        149,657
                                                                ----------
         TOTAL ASSETS                                        $    977,111
                                                                ==========

LIABILITIES

  Accounts payable                                                508,390
  Accrued expenses                                                417,750
                                                                ----------
         Total current liabilities                                926,140
Long term portion of liabilities subject to compromise            213,564
                                                                ----------
         TOTAL LIABILITIES                                      1,139,704

Mandatory Redeemable Preferred Stock,
  $.001 par, due in 2000, 50,000,000 shares authorized,
   141,750 shares issued and outstanding                        1,425,000

STOCKHOLDERS' EQUITY
Common stock, $.001 par value,
         300,000,000 shares authorized,
         61,885,651 issued and outstanding                         61,886
  Paid in capital                                              12,533,794
  Retained earnings (deficit)                                 (14,183,273)
                                                               -----------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  (1,587,593)
                                                               -----------
         TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                           $   977,111
                                                               ==========

                         TRINITY ENERGY RESOURCES, INC.
                            Statements of Operations
               For the Three Months Ended March 31, 2001 and 2000



                                                   2001              2000
                                                  -------           -------
Revenues - oil and gas sales                    $  68,274         $  72,460

Expenses
  Lease operating                                 157,651           216,714
  Depreciation, depletion, and amortization         9,331            12,528
  Interest expense                                 24,938            45,021
  General and administrative                      301,304           367,936
  Interest income                                  (1,784)          (19,338)
                                                 ---------         ---------
         Total expenses                          (491,440)         (622,861)
                                                 ---------         ---------
Net (Loss)                                      $(423,166)        $(550,401)
                                                 =========         =========


Net (loss) per common share                     $   (.007)        $   (.009)

Weighted average common shares outstanding     61,352,318        63,471,408

                         TRINITY ENERGY RESOURCES, INC.
                             Statements of Cash Flow
               For the Three Months Ended March 31, 2001 and 2000

                                                       2001              2000
                                                     -------            -------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                         $(423,166)        $ (550,401)
  Adjustments to reconcile net
     income to net cash provided by
     operating activities:
   Depreciation                                        1,041              7,841
   Depletion                                           8,290              4,687
  Net changes in:
   Accounts receivable                                31,536            (28,466)
   Other current assets                               19,264                271
   Accounts payable                                  225,147           (139,371)
   Accrued preferred stock dividends payable          24,938
   Accrued expenses                                  (10,404)          (172,549)
                                                    ---------         ----------
          NET CASH USED BY OPERATING ACTIVITIES     (123,354)          (877,988)
                                                    ---------         ----------

CASH FLOWS FOR INVESTING ACTIVITIES
  Unproved property purchases                        (10,626)
  Payments received on sale of office furniture        2,527
  Deposits made                                      (41,050)
                                                    ---------
          NET CASH USED BY INVESTING ACTIVITIES      (49,149)
                                                    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Liabilities subject to compromise                  (62,654)
  Payments on short term notes                      (655,658)
  Proceeds from issuance of common stock              40,000
                                                    ---------         ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES    40,000           (718,312)
                                                    ---------         ----------

NET INCREASE (DECREASE) IN CASH                     (132,503)        (1,596,300)

CASH AT BEGINNING OF PERIOD                          134,016          3,208,762
                                                    ---------         ----------
CASH AT END OF PERIOD                              $   1,513        $ 1,612,462
                                                    =========         ==========

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

NOTE B - ISSUANCE OF COMMON STOCK

In February 2001, the Company sold 800,000 shares for $.05 per share for a total value of $40,000. In addition to the shares, 800,000 options were issued to purchase the Company's common stock for an exercise price of $.05 per share. As of June 30, 2001, none of the options have been exercised.

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

In April 2001, the Company entered into an agreement to purchase several producing properties of Diasu Oil and Gas Company, Inc. for a total price of $1,082,000. The proceeds from the issuance of the notes was used to purchase a 25% interest in these properties for $250,500. The Company will have the option of purchasing up to the remaining 75% of these interests in increments of 25% through June 16, 2001, at which time the option expired. The option expired, but the owners of Diasu have not yet terminated their offer to sell. In the event that the Company elects to purchase all of the remaining interest, Diasu will accept up to $100,000 of the final 25% increment in the Company's common stock. The $80,000 in earnest money deposits paid by the Company to Diasu in late 2000 and early 2001 has been added to the initial working interest purchase price.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations

Our financial statements and the ensuing discussion below have been revised due to invoices and expense reports arriving subsequent to the closing of our first quarter books, associated primarily with the Diasu transaction and recompletion activities of the Hartwich 1 well.

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

Short-term strategy

Our strategy for the immediate future is focused at achieving the following goals:

o Improve our revenues by fully exploiting our existing oil and gas properties, and interests recently acquired in association with industry partners,
o Further reduce our general and administrative (G&A) expenses to curtail operating losses,
o    Pursue new opportunities that can further enhance revenues, and
o Obtain additional working capital to pursue intermediate and long-term growth strategies.

Results of Operations for the Quarter Ending March 31, 2001 Compared to March 31, 2000

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

G&A expenses decreased from $363,886 during the three month period ending March 31, 2000 to $301,304 for the same period in 2001. We have reduced our staff to one full-time employee and one independent contractor. Management continues to carefully monitor all areas of operation and will seek new opportunities to improve operational efficiency.

During the quarter ending March 31, 2001 the Company incurred losses of ($423,166) compared to ($550,401) during the quarter ending March 31, 2000. These losses are significant and management is continually seeking to reduce costs, while at the same time increasing revenue.
For the quarter ending March 31, 2001, we spent $157,651 toward operating and working over oil and gas wells in Colorado, Wyoming and Texas, as compared to $216,714 during the same period in year 2000.

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

PART II

Item 1.  Legal Proceedings

On March 28, 2001, in Cause No. 2001-16813 filed in the 189th Judicial District Court of Harris County, Texas, we were sued by John Glenn for breach of his independent contractor's agreement with us and for breach of a purported offer to settle that claim. John Glenn is seeking monetary damages of approximately $100,000. We have filed an answer to this lawsuit and will vigorously defend against Mr. Glenn's claims.

Item 2. Change In Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             TRINITY ENERGY RESOURCES, INC.

                                             By: /s/ Dennis E. Hedke
                                                 Interim President and
                                                 Chief Executive Officer
Date: August 16, 2001