Form 10QSB
period 2001-06-30
TRINITY ENERGY RESOURCES INC
filed 2001-08-16
CIK 1082292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                        Commission file number 000-29333

                         Trinity Energy Resources, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       87-0431497
----------------------------------              --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

              16420 Park Ten Place, Suite 450, Houston, Texas 77084
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (281) 829-9910
                           ---------------------------
                           (Issuer's telephone number)

          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the registrant (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days:
Yes [   ]    No [ X  ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date as of August 16, 2001:
62,317,821
----------

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [  ]

                         TRINITY ENERGY RESOURCES, INC.

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
           Condensed Consolidated Balance Sheet at June 30, 2001             3

           Condensed Consolidated Statements of Operations for
           The quarter ended June 30, 2001                                   4

           Condensed Consolidated Statements of Cash Flows for
           The quarter ended June 30, 2001                                   5

           Notes to Condensed Consolidated Financial Statements              6

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                         8

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                 11

Item 2.    Changes in Securities                                             11

Item 3.    Defaults Upon Senior Securities                                   11

Item 4.    Submission of Matters to a Vote of Security Holders               11

Item 5.    Other Information                                                 11

Item 6.    Exhibits and Reports on Form 8-K                                  11

                         TRINITY ENERGY RESOURCES, INC.
                                  Balance Sheet
                                  June 30, 2001

ASSETS

  Cash                                                          $        209
  Accounts receivable                                                 63,366
  Inventory                                                           30,657
  Current portion of note receivable                                  12,482
  Other current assets                                                 1,888
                                                                  ----------
       Total current assets                                          108,602
                                                                  ----------
Oil and gas properties, using successful
  efforts method of accounting
  Proved properties                                                  782,870
  Unproved properties                                                397,386
  Less: accumulated depletion                                       (179,203)
                                                                  ----------
       Net oil and gas properties                                  1,001,053
                                                                  ----------
  Furniture and fixtures, net of $7,139
       accumulated depreciation                                       13,685
  Long term portion of note receivable                                38,733
  Deposits                                                            68,607
                                                                  ----------
         TOTAL ASSETS                                           $  1,230,680
                                                                  ==========
LIABILITIES

  Notes payable                                                      250,000
  Accounts payable                                                   442,946
  Accrued expenses                                                   494,870
                                                                  ----------
         Total current liabilities                                 1,187,816
Long term portion of liabilities subject to compromise               213,564
                                                                  ----------
         TOTAL LIABILITIES                                         1,401,380
                                                                  ----------
Mandatory Redeemable Preferred Stock,
  $.001 par, due in 2000, 50,000,000 shares authorized,
   141,750 shares issued and outstanding                           1,425,000

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value,
         300,000,000 shares authorized,
         63,002,821 issued and outstanding                            63,003
  Paid in capital                                                 12,609,655
  Retained deficit                                               (14,268,358)
                                                                 -----------
         TOTAL STOCKHOLDERS' DEFICIT                             ( 1,595,700)
                                                                 -----------
         TOTAL LIABILITIES AND
               STOCKHOLDERS' DEFICIT                            $  1,230,680
                                                                 ===========

                         TRINITY ENERGY RESOURCES, INC.
                            Statements of Operations
        For the Six Months and Three Months Ended June 30, 2001 and 2000


                                     3 Months Ended             6 Months Ended
                                   2001          2000         2001          2000
                                  -------       -------     --------      --------

Revenues - oil and gas sales    $  99,248    $  111,124   $  167,522    $  183,584

Expenses
  Lease operating                  45,350       147,553      203,001       364,267
  Depreciation, depletion,
   and amortization                17,593        14,546       26,924        27,073
  Interest expense                 31,732        33,148       56,669        78,168
  General and administrative       90,764       295,285      392,069       663,223
  Other income                       (810)       (1,356)        (770)       (1,356)
  Interest income                    (296)      (17,831)      (2,120)      (37,169)
                                 ---------    ----------    ----------   ----------
         Total expenses           184,333       471,345      675,773     1,094,206
                                 ---------    ----------    ----------   ----------
Loss before reorganization
  items                           (85,085)     (360,221)    (508,251)     (910,622)
                                 ---------    ----------    ----------   ----------
Reorganization items:
  Professional fees                                (946)                      (946)
                                 ---------    ----------    ----------   ----------
Net Loss $                        (85,085)   $ (361,167)   $(508,251)    $(911,568)
                                 =========    ==========    ==========   ==========

Net loss per common share       $   (.001)   $    (.006)   $   (.008)    $   (.014)

Weighted average common shares
  Outstanding                  61,885,651    63,512,270   61,618,984    63,471,408


                         TRINITY ENERGY RESOURCES, INC.
                             Statements of Cash Flow
                 For the Six Months Ended June 30, 2001 and 2000

                                                             2001        2000
                                                            -------     -------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                               $ (508,251) $ (911,568)
  Adjustments to reconcile net
     income to net cash provided by
     operating activities:
   Stock issued for services                                49,500
   Depreciation                                              2,082       15,681
   Depletion                                                24,842       11,392
  Net changes in:
   Accounts receivable                                       8,036      (42,239)
   Other current assets                                     19,749        2,621
   Accounts payable                                        187,181     (469,049)
   Accrued preferred stock dividends payable                49,875
   Accrued expenses                                         41,778     (139,664)
                                                         ----------   ----------
                  NET CASH USED BY OPERATING ACTIVITIES   (125,208)  (1,532,826)
                                                         ----------   ----------

CASH FLOWS FOR INVESTING ACTIVITIES
  Proved property purchases                               (290,500)
  Unproved property purchases                             ( 10,626)     (19,831)
  Payments received on sale of office furniture              2,527
                                                         ----------   ----------
                  NET CASH USED BY INVESTING ACTIVITIES   (298,599)     (19,831)
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Liabilities subject to compromise                                     (97,506)
  Proceeds from short term notes                          250,000
  Payments on short term notes                                         (700,221)
  Preferred stock redemptions                                          (105,000)
  Proceeds from issuance of common stock                   40,000
                                                         ----------    ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES        290,000      (902,727)
                                                         ----------    ---------

NET INCREASE (DECREASE) IN CASH                          (133,807)   (2,455,384)

CASH AT BEGINNING OF PERIOD                               134,016     3,208,762
                                                         ----------  -----------
CASH AT END OF PERIOD                                    $    209    $  753,378
                                                         ==========  ===========

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

NOTE C - NOTES PAYABLE

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

NOTE D - PURCHASE OF WORKING INTEREST

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes and the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

Overview

As has been shown in the financial statements above, the Company has moved to within a reasonable range of reporting bottom-line profitability for the first time in it's reporting history. While still reporting a loss, the progress made since one year ago and our most recent quarterly filing represents a major stride forward in our goal to become profitable.

Our efforts will remain focused on securing low-risk opportunities to grow the Company in directions where it can apply its known expertise and expand upon existing positions especially in the domestic petroleum industry. Our recently closed acquisition of oil and gas producing assets along the Texas and Louisiana Gulf Coast represents a first step in building new assets into the Company's inventory. We have yet to address the growth potential we believe to exist in behind-pipe and undeveloped reserves captured in the acquisition of certain assets of Houston-based Diasu Oil and Gas Company, Inc. We incorporate by reference filing on Form 8-K, dated May 1, 2001, which further describes the nature of the Diasu transaction.

Results of Operations for the Quarter Ending June 30, 2001 and the Six Months Ending June 30, 2001 Compared to the Same Periods, 2000

Production revenues for the six month period ended June 30, 2001 were $167,522, as compared to $183,584 for the same period in 2000. Production revenues for the three months ended June 30, 2001 were $99,248, as compared to $111,124 through the period ended June 30, 2000. Reasons for the decline in revenues are described below.

For the six months ended June 30, gross oil production declined from 8,266 barrels (bbls) in 2000 to 3,613 bbls in 2001. For the three months ended June 30, oil production declined from 3,897 bbls in 2000 to 1,876 bbls in 2001. Net oil volumes produced for any given period are approximately 85% of gross volumes reported. While some of this decline was due to natural reservoir decline, most of the loss is due to the fact that five wells in Colorado and two wells in Wyoming were down for repairs for all or parts of the first and second quarters of 2001. We are currently awaiting rigs to assist in repairing certain of these facilities.

Gross gas production for the six months ended June 30 increased from 22,311 thousand cubic feet (mcf) in 2000 to 29,230 mcf in 2001. Gross gas production for the three months ended June 30 increased from 12,997 mcf in 2000 to 20,097 mcf in 2001. Net gas volumes produced for any given period are approximately 82% of gross volumes reported. The increase in gas volumes produced in the 2nd quarter is largely due to the acquisition of Diasu properties, which are more heavily gas weighted.

Accounting for our cost of production of oil and gas properties, our gross profit (loss) for the six months ended June 30, 2001 was ($35,479), as compared to ($180,673) for the same period in 2000. This represents a greater than 80% reduction in losses. For the quarter ended June 30, 2001, we have posted a gross profit of $53,898, versus a loss of ($36,429) for the same period in 2000. This represents a 248% turnaround and is evidence of our overall improving financial condition. For the quarter ended June 30, properties in our producing inventory yielded an overall 54% gross profit margin. Properties associated with the Diasu acquisition yielded a 75% gross profit margin, properties in the Denver Basin yielded a 62% margin and properties in the Powder River Basin yielded a net loss of ($7,374).

These results do not take into account general and administrative (G&A) expenses, which were $392,069 for the six month period ended June 30, 2001, as compared to $663,223 for the same period in 2000, a 41% reduction. The G&A expenses for the quarter ended June 30, 2001 were $90,764, as compared to $295,285 for the same period in 2000, a 69% reduction. The net loss for the six months ended June 30, 2001 amounted to ($508,251), as compared to a net loss of ($910,622) for the same period in 2000, a 44% reduction. The net loss for the quarter ended June 30, 2001 was ($85,085), as compared to ($360,221) during 2000, a 76% reduction.

Additional cost-cutting measures have been implemented since the 2nd quarter ended, and the next contemplated transaction with Diasu is expected to generate additional cash flow. The overall improvement in profitability noted above, coupled with the potential for added revenues and continuing reductions in administrative expenses, places the Company within striking distance of net profitability for the first time in its reporting history.

Liquidity and Capital Resources
-------------------------------
The Company had a cash and cash equivalents balance of $209 at June 30, 2001. Given this cash position, the Company is arranging for financing to fund new ventures, development drilling opportunities and property acquisitions.

The Company has accounts payable of $442,946, many of which are aged over 90 days. We are striving to satisfy the creditors associated with these obligations and believe we have effective strategies working to remunerate all parties involved.

The Company is examining the potential to acquire additional domestic producing and exploratory properties that meet our geological, engineering, economic and political criteria. We are focusing our attention on acquisitions that we expect to range in value from $250,000 to $10,000,000. As reported through our website, we have entered into an agreement to acquire certain producing oil and gas assets from Diasu Oil and Gas Co., Inc., and expect the transaction, which is valued at approximately $250,000.00, to close upon receiving financing.

In the event that Trinity cannot raise additional capital to fund the ventures indicated above, then it may be necessary for Trinity to curtail its business activities until other financing becomes available.

Short Term Goals

We have clear cut goals that we believe can be achieved in the short term, which we will describe in greater detail below:

(1)  Move closer to recording a net profit for the 3rd quarter of 2001.
(2) Exploit behind-pipe reserves in newly acquired properties associated with the first phase of the Diasu acquisition.
(3)  Conclude another phase of the Diasu acquisition.
(4) Secure new capital partners who can assist in structuring and closing additional acquisition/merger activity.
(5)  Improve our exposure to the equity marketplace.

(1) Seeking Profitability for 3rd Quarter of 2001 This - remains a significant challenge. However, our continuing trend of reducing expenses wherever possible, coupled with stabilizing and increasing revenues through asset acquisitions has moved the Company closer to net profitability than at any time in its reporting history. As noted above, the Company recorded a gross profit of $53,397 from oil and gas operations for the 2nd quarter of2001. The challenge of establishing additional avenues of revenue generation, however, to offset G&A expenses is not insignificant and we are sensitive to this issue. We are still finding operating areas where expenses can be trimmed. In the event that we are able to close contemplated transactions, we expect to advance significantly toward recording a net profit by the end of the 3rd quarter of 2001.

(2) Exploit behind-pipe reserves- The acquisition of new assets related to the Diasu transaction presents new opportunities to grow our reserve base and improve our current cash flow. For example, recompletion of an uphole zone in a well we acquired an interest in within Robertson County, Texas, has the potential to yield net monthly gas revenues of approximately $9,000, based on our current working interest position, a gas price of $3.00 per thousand cubic feet and a production rate of 2 million cubic feet gas per day. Trinity's cost to participate in this recompletion is estimated at $18,000. Additional opportunities of this type exist throughout the inventory we acquired in the Diasu transaction.

(3) Accumulate additional growth oriented assets- We are attempting to close an additional phase of the Diasu transaction. We expect that this effort would double our current position in the newly acquired inventory, and further enhance our cash flow from these properties. While we await certain figures and statistics for the completed second quarter of 2001, we estimate that our profit margin in this fraction of our producing inventory will be approximately 75%. We would expect low-risk recompletion of behind-pipe reserves as suggested above to materially improve current profit margins in the Diasu fraction of our inventory. Concurrently, we are examining other industry offerings with somewhat similar asset-growth opportunities.

(4) Secure new capital partners- Our funding of the initial Diasu transaction was accomplished via a private placement of secured debt instruments. This partnership among a relatively small number of individual investors was an important contribution to ongoing operations. However, we recognize the need to establish additional capital support and are working daily to enact transactions which fit our short and long-term funding needs. We are currently negotiating with and moving along transaction closing paths with multiple such entities. As our financial condition strengthens we expect to be able to experience more favorable terms in the structure of our funding initiatives.

(5) Exposure in the equity marketplace- Trinity's turnaround story needs to be placed in the hands of analysts and other parties who understand and wish to distribute the fundamental facts and statistics relevant to our current and future status. We expect to enter into relationships with entities that specialize in disseminating information and who will assist us in the expansion of our investor base. We recognize our current limitations and believe it to be very important to get the facts into the proper places and organizations. Given the power of the electronic marketplace as we know it today, we should expect to benefit from properly focused investor relations campaigns.

PART II

Item 1. Legal Proceedings

     None

Item 2. Change In Securities

The Company issued 1,000,000 shares to Hank Vanderkam, securities counsel, to offset legal expenses associated with ongoing securities matters. It also issued 200,000 shares to one of its officers, John W. Mahoney, as partial payment for accrued salary.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

The Company has received and accepted the resignation of James E. Gallien, Jr., formerly Chief Financial Officer and a member of the Board of Directors of the Company. At the present time there is no plan to replace Mr. Gallien.

Item 6. Exhibits and Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TRINITY ENERGY RESOURCES, INC.

                                               By:  /s/ Dennis E. Hedke
                                                  ------------------------------
                                                    Interim President and
                                                    Chief Executive Officer

Date: August 16, 2001