Form 10QSB
period 2001-09-30
TRINITY ENERGY RESOURCES INC
filed 2001-11-13
CIK 1082292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                        Commission file number 000-29333

                         Trinity Energy Resources, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                          87-0431497
---------------------------------               --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

              16420 Park Ten Place, Suite 450, Houston, Texas 77084
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (281) 829-9910
                         -------------------------------
                           (Issuer's telephone number)

             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

The number of shares outstanding of the issuer's common equity as of November 13, 2001: 63,242,821

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [  ]

                         TRINITY ENERGY RESOURCES, INC.

                                      Index

                                                                           Page
                                                                          Number
                                                                         -------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheet at September 30, 2001        3

          Condensed Consolidated Statements of Operations for
          The quarter ended September 30, 2001                              4

          Condensed Consolidated Statements of Cash Flows for
          The quarter ended September 30, 2001                              5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                         7

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 9

Item 2.  Changes in Securities                                             9

Item 3.  Defaults Upon Senior Securities                                   9

                         TRINITY ENERGY RESOURCES, INC.
                                  Balance Sheet
                               September 30, 2001


              ASSETS
Current Assets
  Cash                                                           $        348
  Accounts receivable                                                  32,487
  Current portion of note receivable                                   11,207
  Inventory                                                            30,657
                                                                    ----------
       Total Current Assets                                            74,699
                                                                    ----------

Oil and gas properties, using successful
  efforts method of accounting
  Proved properties                                                   782,870
  Unproved properties                                                 397,386
  Less:  accumulated depletion                                       (189,736)
                                                                    ----------
       Net oil and gas properties                                     990,520
                                                                    ----------
  Furniture and fixtures net of $7,340
       accumulated depreciation                                        13,484
  Long term portion of note receivable                                 33,018
  Deposits                                                             68,607
                                                                    ----------
         TOTAL ASSETS                                              $1,180,328
                                                                    ==========

              LIABILITIES
Current Liabilities
  Current portion of payroll taxes due                             $   71,188
  Accounts payable                                                    409,794
  Accrued expenses                                                    518,976
                                                                    ----------
        Total Current Liabilities                                     999,958

Long-term portion of payroll taxes due                                142,376
Notes payable                                                         255,000
                                                                    ----------
         TOTAL LIABILITIES                                          1,397,334
                                                                    ----------
Mandatory Redeemable Preferred Stock,
  $.001 par, due in 2000, 50,000,000 shares authorized,
  141,750 shares issued and outstanding                             1,425,000

STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value, 300,000,000 shares
    authorized, 63,598,421 issued and outstanding                      63,598
  Paid in capital                                                  12,621,340
  Retained deficit                                                (14,326,944)
                                                                  ------------
         TOTAL STOCKHOLDERS' DEFICIT                               (1,642,006)
                                                                  ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,180,328
                                                                  ============

                         TRINITY ENERGY RESOURCES, INC.
                            Statements of Operations
                      For the Three Months and Nine Months
                        Ended September 30, 2001 and 2000


                                    3 months ended                9 months ended
                                   2001          2000          2001            2000
                                ---------     ---------      ---------       ----------

Revenues - oil and gas sales    $  53,100     $ 140,822     $ 220,622      $   324,406

Expenses
  Lease operating                  38,562       103,220       241,563          467,487
  Depreciation, depletion,
   and amortization                10,734        62,708        37,658           89,782
  Interest expense                 31,812        44,787        88,480          122,956
  General and administrative       79,413       335,699       471,484          998,922
  Other (income) expense                          1,356          (770)
  Interest income                    (797)       (9,731)       (2,917)         (46,901)
  Loss on sale of assets           49,099                      49,099
                                ---------     ---------      ---------      -----------
         Total expenses           159,724       587,138       835,998        1,681,344
                                ---------     ---------      ---------      -----------
Loss before reorganization
         items                   (106,624)     (446,316)    (614,876)       (1,356,939)
                                ---------     ---------      ---------      -----------
Reorganization income:
  Negotiated professional
   fee reductions                 (48,039)      (25,131)     (48,039)          (24,186)
                                ---------     ---------      ---------      -----------
Net Loss                         $(58,585)    $(421,185)   $(566,837)      $(1,332,753)
                                =========     =========      =========      ===========

Net loss per common share        $   (.00)    $    (.01)   $    (.01)      $      (.02)

Weighted average common
  shares outstanding           63,201,354    63,512,270   62,057,888        63,485,028


                         TRINITY ENERGY RESOURCES, INC.
                             Statements of Cash Flow
              For the Nine Months Ended September 30, 2001 and 2000



                                                          2001          2000
                                                         ------        -------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                             $(566,837)   $(1,332,753)
  Adjustments to reconcile net
     income to net cash provided by
     operating activities:
   Stock issued for services                              61,780
   Depreciation                                            2,283         17,455
   Depletion                                              35,375         66,475
   Loss on sale of fixed assets                                          49,099
    Net changes in:
   Accounts receivable                                    38,915       (114,015)
   Inventory                                              20,372
   Other current assets                                    1,264          4,773
   Deposits made by trustee                                              (3,382)
   Accounts payable                                      154,029       (430,030)
   Accrued preferred dividends payable                    74,813
   Accrued expenses                                       40,947       (116,818)
                                                       ---------      ----------
         NET CASH USED BY OPERATING ACTIVITIES          (137,059)     1,859,196)
                                                       ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proved property purchases                             (290,500)
  Unproved property purchases                            (10,626)       (19,831)
  Purchase of equipment                                                  (9,563)
  Proceeds from sale of equipment                                         5,000
  Payments received from sale of office furniture          9,517          1,646
                                                       ---------     -----------
         NET CASH USED BY INVESTING ACTIVITIES          (291,609)       (22,748)
                                                       ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Liabilities subject to compromise                                     (97,268)
  Proceeds from short term notes                         255,000
  Proceeds from sale of common stock                      40,000
  Preferred stock redemptions                                          (183,750)
  Payments on short term notes                                         (707,721)
                                                       ---------     -----------
         NET CASH PROVIDED (USED) BY
          FINANCING ACTIVITIES                           295,000       (988,739)
                                                       ---------     -----------
NET INCREASE (DECREASE) IN CASH                         (133,668)    (2,870,683)

CASH AT BEGINNING OF PERIOD                              134,016      3,208,762
                                                       ---------     -----------
CASH AT END OF PERIOD                                  $     348    $   338,079
                                                       =========     ===========

                         TRINITY ENERGY RESOURCES, INC.
                          Notes to Financial Statements


NOTE A - BASIS OF PRESENTATION

The  accompanying  unaudited  interim  financial  statements  of Trinity  Energy
Resources, Inc., a Nevada corporation ("Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2000 as reported in Form 10-KSB, have been omitted.


NOTE B - ISSUANCE OF COMMON STOCK

In February 2001, the Company sold 800,000 shares for $.05 per share for a total value of $40,000. In addition to the shares, 800,000 options were issued to purchase the Company's common stock for an exercise price of $.05 per share. As of October 31, 2001, none of the options have been exercised.

The Company issued 1,250,000 shares for services valued at $49,500 during June 2001. In September 2001, the Company issued an additional 500,000 shares valued at $7,500 and issued 96,500 to settle an account payable of $4,780.


NOTE C - NOTES PAYABLE

In April 2001, the Company issued $250,500 of convertible notes. The notes are for a term of three years and bear an annual interest rate of 10%. The unpaid principal and accrued interest may be converted into the Company's common stock at a conversion price of $.05 per share at anytime during the term of the note. Each note holder was also given an equivalent number of options to purchase the Company's common stock at an exercise price of $.05 per share up to the amount loaned to the Company. A total of 5,010,000 options were issued and none have been exercised. These options expire in two years. The Company issued an additional note payable for $5,000 with the same terms in September 2001.


NOTE D - NEGOTIATED PROFESSIONAL FEE REDUCTIONS

The Company emerged from Chapter 11 bankruptcy when the Court confirmed its reorganization plan on October 27, 1998. Since that time, various amounts already included in post-petition accounts payable have been renegotiated to lower amounts actually due. These credits remain as reorganization items on the current statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward - Looking Statements

This quarterly report on Form 10-QSB includes forward-looking statements. All statements other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. The Company's actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. We also incorporate by reference our quarterly statements filed on form 10Q for the periods ended March 31, 2001 and June 30, 2001. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

Overview

As has been shown in the financial statements above, the Company has moved to within a reasonable range of reporting bottom-line profitability for the first time in its reporting history. While still reporting a net loss of ($58,585) for the quarter ended September 30, 2001, the progress made since one year ago, where we reported a net loss of ($421,185) for the analogous period in 2000, and our most recent quarterly filing at June 30, 2001, where we reported a net loss of ($85,085), represents a significant stride forward in our goal to become profitable.

Our efforts remain focused on building revenues by securing low-risk opportunities to grow the Company in business endeavors where it can apply its known expertise and expand upon existing positions, especially in the domestic petroleum industry. We also recognize potential for shareholder benefit with respect to possible merger and acquisition activity, and are actively engaged in discussions in each of these opportunity areas. Oil and gas prices have moved into ranges such that acquisitions of strategic properties can be more attractive than in recent higher price environments.

Our 2nd quarter 2001 closing of an acquisition of oil and gas producing assets along the Texas and Louisiana Gulf Coast represents a first step in placing new assets into the Company's inventory. In connection with this transaction, we have yet to address the growth potential we believe to exist in behind-pipe and undeveloped reserves gained in the acquisition of certain assets of Houston-based Diasu Oil and Gas Company, Inc. We incorporate by reference the filing on Form 8-K, dated May 1, 2001, which further describes the nature of that transaction. These assets complement our pre-existing inventory of operated producing oil and gas assets in Colorado and Wyoming, as well as operated, undeveloped property we control in West Texas.


Results of Operations for the Quarter Ending September 30, 2001 and the Nine Months Ending September 30, 2001 Compared to the Same Periods, 2000

Revenues for the nine months ended September 30, 2001 were $220,622, as compared to $324,406 for the same period in 2000. Production revenues for the three months ended September 30, 2001 were $53,100, as compared to $140,822 through the period ended September 30, 2000. The decline in revenues was due to both lower product prices and lower production volumes. Production volumes were lower primarily due to needed facilities repairs associated with our operated property inventory, which when implemented, have the potential to materially increase daily oil and gas production output.

Accounting for our cost of production from oil and gas properties, our gross profit (loss) for the nine months ended September 30, 2001 was ($20,941), as compared to ($143,081) for the same period in 2000. This represents a greater than 85% reduction in losses. For the quarter ended September 30, 2001, we have posted a gross profit of $14,538, versus a gross profit of $37,602 for the same period in 2000. Lower profits are attributed to lower commodity prices of both oil and natural gas, and reduced production volumes.

These results do not take into account general and administrative (G&A) expenses, which were $471,484 for the nine month period ended September 30, 2001, as compared to $998,922 for the same period in 2000, a 53% reduction. The G&A expenses for the quarter ended September 30, 2001 were $79,413, as compared to $335,699 for the same period in 2000, a 76% reduction. The net loss for the nine months ended September 30, 2001 amounted to ($566,837), as compared to a net loss of ($1,332,753) for the same period in 2000, a 57% reduction. The net loss for the quarter ended September 30, 2001 was ($58,585), as compared to ($421,185) during 2000, an 86% reduction.

Liquidity and Capital Resources

The Company is seeking financing to fund new ventures, and is actively engaged in due-diligence research and discussions to facilitate additional cash-flowing acquisitions that meet our strategic criteria. We are focusing our attention on acquisitions that we expect to range in value from $250,000 to $10,000,000.

Our currently limited cash reserves, coupled with the liabilities as noted in our balance sheet, represent a significant continuing challenge. However, we remain resolved toward seeking solutions that we believe will bring benefit to shareholders and restore our relationships with creditors, who have been cooperative as we work to decrease obligations.

In the event that the Company cannot raise additional capital to fund the ventures indicated above, then it may be necessary for the Company to curtail its business activities until other financing becomes available.

Short Term Goals

We have clearly defined goals that we believe can be achieved in the short term, which are described in greater detail below:

o Secure new capital partners who can assist in structuring and closing additional merger and acquisition activity.

o    Record a net profit for the 4th quarter of 2001.

o Exploit behind-pipe reserves in newly acquired properties associated with the Diasu acquisition.

o    Improve our exposure to the equity marketplace.

Secure new capital partners- We recognize the need to establish additional capital support and are working to enact transactions which fit our short and long-term funding needs. We are currently negotiating with and moving along transaction paths with multiple entities which we believe to be capable of assisting us in our move to profitability.

Seeking Profitability for 4rd Quarter of 2001

Our continuing trend of reducing expenses wherever possible, coupled with our recent asset acquisitions, has moved the Company closer to net profitability than at any time in its reporting history. The challenge of establishing additional means of revenue generation, however, to offset G&A expenses is not insignificant and we are working diligently toward resolving this issue. We expect to continue our advance toward recording a net profit, and have a goal to do so by the end of the 4th quarter of 2001. Due to rounding, our financial report for this quarter shows a net loss per share of $0.00. The actual calculated loss amounts to ($0.0009) per share for the quarter ended September 30, 2001.

Exploit behind-pipe reserves- The acquisition of new assets related to an earlier reported transaction presents new opportunities to grow our reserve base and improve our current cash flow. As we improve our cash flow, we expect to direct capital resources toward growth that we believe exists in our oil and gas reserve base.

Exposure in the equity marketplace- We expect to enter into relationships with entities that specialize in disseminating information to, and who will assist us in the expansion of, our investor base. Given the power of the electronic marketplace as we know it today, we expect to benefit from properly focused investor relations campaigns.


PART II

Item 1.           Legal Proceedings

A suit that had been filed against the Company by former auditors, Samson Robbins and Associates, Dallas, Texas, was settled on September 28, 2001. Pursuant to the settlement agreement, Samson Robbins & Associates agreed to abandon its claims against the Company. The potential liability averted in this settlement amounted to $48,039.00, and is included as a reorganization income in the current quarter.

Item 2.           Change In Securities

The Company issued 500,000 shares of Common Stock, to Hank Vanderkam, securities counsel, pursuant to an S-8 Registration Statement, in September 2001, as compensation for legal services associated with ongoing securities matters.

Item 3.           Defaults Upon Senior Securities

The Company has not paid interest payments associated with Secured Promissory Notes, nor has it paid premiums associated with Series 1999 Convertible Preferred Stock. The total amount in arrears was $142,500 as of November 7, 2001. The total amount of the defaulted notes is $250,500.00.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TRINITY ENERGY RESOURCES, INC.

DATE: November 13, 2001
                                              By: /s/ Dennis E. Hedke
                                                -----------------------------
                                                 President and
                                                 Chief Executive Officer