Form 10KSB
period 2001-12-31
TRINITY ENERGY RESOURCES INC
filed 2002-05-08
CIK 1082292

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                        COMMISSION FILE NUMBER 000-29333
                         Trinity Energy Resources, Inc.

        (Exact Name of Small Business Issuer as Specified in its charter)

           Nevada                                          87-0431497
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                         16420 Park Ten Place, Suite 450
                              Houston, Texas 77084
          (Address of Principal Executive Offices, Including Zip Code)

                                 (281) 829-9910
                            Issuer's telephone number
 Securities to be registered under Section 12(b) of the Act: None Securities to be registered under Section 12(g) of the Act:
                          Common Stock, Par Value $.001

                                (Title of class)
                        Preferred Stock, Par Value $.001

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of May 6, 2002, there were 70,493,131 shares of common stock outstanding. The aggregate value of the voting common stock held by non-affiliates on that date was approximately $1,396,409. The Registrant does not have any outstanding non-voting equity.

Revenues from operations for the fiscal year ended December 31, 2001 were $261,185.

                         TRINITY ENERGY RESOURCES, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS
PART I                                                                   PAGE

Item 1     Business of the Company                                             3
Item 2     Description of Property                                             6
Item 3     Legal Proceedings                                                   9
Item 4     Submission of Matters to a Vote of Security Holders                10

PART II

Item 5 Market Price of and Dividends on the Registrant's Common Equity 10 and Other Shareholder Matters
Item 6     Management's Discussion and Analysis or Plan of Operation          11
Item 7     Financial Statements and Supplementary Data                       F-1
Item 8     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                               15

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons       15
Item 10    Executive Compensation                                             16
Item 11    Security Ownership of Certain beneficial Owners and Management     18
Item 12    Certain Parties and Related Transactions                           19
Item 13    Exhibits and Reports on Form 8-K                                   19
           Signatures
           Financial Statements                                              F-1

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY

General Background of the Business

Trinity Energy Resources, Inc. ("Trinity," or the "Company") was originally incorporated in Utah in 1986 as Celebrity Limousines, Ltd. In 1989, the Company was redomiciled in Nevada as Limousines Limited but in November 1990, ceased operations. In July 1993, Sidney W. Sers exchanged certain oil and gas assets from his wholly owned Texas Corporation for 18,275,036 shares and control of Limousines Limited. He changed the corporate name to Trinity Gas Corporation and oversaw the oil and gas operations until early 1998, when he abruptly resigned and fled the country in the wake of accusations of fraud, mismanagement and other charges. In March 1999 the shareholders approved a change in the name of the Company to "Trinity Energy Resources, Inc."

In December 1997, the Company filed a petition for relief under Chapter 11 of the Federal Bankruptcy laws in the United States Bankruptcy court for the Northern District of Texas. In February 1998 the Bankruptcy Court appointed the Official Committee of Equity holders of Trinity Gas Corporation. Mr. Dennis Hedke, the Company's current President, was appointed Chairman of the Committee.

During 1998, the Committee recruited new management and with that management developed a Plan of Reorganization. The Plan, as amended, was confirmed by the Bankruptcy Court in October 1998, and the Company emerged from Chapter 11 and began to implement the Plan. The Chapter 11 proceeding was officially concluded in August 2000.

The Company is involved in various energy industry projects which relate primarily to the acquisition, development, production, exploration for, and sale of oil, gas, and natural gas liquids. The Company currently operates one property in Texas and several properties in Colorado and Wyoming, and has interests in wells in Louisana. In 1999, the Company also acquired an interest in an international concession in the African Republic of Chad. The Company is reviewing potential involvement in various global exploratory and development projects related to energy resources.

Trinity currently operates one oil and gas well in Ward County, Texas, 24 wells in Elbert County, Colorado and 3 wells in Crook and Campbell Counties, Wyoming. The Company also has an interest in a lease in Galveston County, Texas that is operated by Ocean Energy, Inc., who recently acquired Texoil, Inc.

The Company had an interest in a gas processing and sales facility in Coleman County, Texas. A total of 19 wells were used for production at this facility. That facility has been mostly disassembled, some assets were disposed of through a sale in 1998, and the property is subject to final plugging and abandonment by Trinity. The Company expects plugging costs associated with this facility will be approximately $22,800. Final action regarding this property, including plugging of all wells, is expected to occur during the fiscal year 2002.

The Company acquired an interest as operator in an international concession in Chad, Africa in November 1998, covering 108 million acres of unproved potential reserves in three separate areas of the country. In return for their interest, Trinity agreed to pay royalties totaling 7.5% and up to $2 million in prior cost reimbursements to the sellers. The agreement with the government of Chad was formalized in February 1999, and the Company paid the initial lease bonus payment of $341,765 in June 1999. Total costs invested in the Chad property to date are $1,173,771. In December 1999, the Company assigned its interest as a farmout to Cliveden Petroleum Company, Ltd., ("Cliveden") due to lack of financial resources necessary for further maintenance and development of this area. In late 1999, the sellers forgave $500,000 of the prior cost reimbursements due as part of a farmout by the Company to Cliveden Petroleum. Under the Cliveden farmout, Trinity is entitled to sunk cost recovery of $1.5 million from the net proceeds received by Cliveden, as it recovers its own costs to market and develop the prospect. It is also possible, if economic conditions warrant, to continue to participate with up to a 5% working interest ownership after Cliveden recovers its exploratory and exploitation expenditures. Costs associated with this activity are estimated by management to be up to $26 million. No part of the $1.5 million remaining prior cost reimbursements due to the sellers under the November 1998 agreement is accrued as a Company liability because the seller has refused to provide documentation as required in the contract, and because Cliveden has assumed all potential liability for this debt. In addition, Cliveden agreed to convert the $350,000 loaned to the Company in May 1999, into Trinity Energy redeemable convertible preferred stock with cash redemption at the option of Cliveden to occur on December 27, 2000. Also, in May 1999, $350,000 was advanced to a Nigerian corporation to pay the initial lease bonus payment, but this money was not paid to the Chad government as intended by the Company. Instead, it was kept by Oriental Petroleum Resources, Ltd., as a partial reimbursement of the $2 million as agreed in the November 1998 Chad lease assignment. The Company disputes this and has begun legal proceedings in Chad to recover this money. As of March 2002, Cliveden is still owed its $350,000 from the required redemption of its interest into Trinity redeemable convertible preferred stock and they have offered to purchase the Company's remaining interest in the Chad property in exchange for this amount plus the accrued dividends payable. The Company has declined the offer and is reviewing other options to satisfy this obligation. The Company's book value of the property is about equal to the amount owed to Cliveden.

The  Company  will  continue  to  pursue  opportunities  both  domestically  and internationally where it can find appropriate rates of return for the shareholders. The Company believes it can compete in both arenas, notwithstanding the fact that international operations carry certain risks that do not apply to domestic properties.

In April 2001, the Company closed an acquisition involving various oil and gas producing properties, as well as future developable reserves, from Houston-based Diasu Oil and Gas Company, Inc.

Regulation

Federal, state and local authorities extensively regulate the gas and oil industry. In particular, gas and oil production operations and economics are affected by price controls, environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry, as well as changes in such laws, changing administrative regulations and the interpretations and application of such laws, rules and regulations. Gas and oil industry legislation and agency regulation are under constant review for amendment and expansion for a variety of political, economic and other reasons. Numerous regulatory authorities, federal, state and local, issue rules and regulations binding on the gas and oil industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the gas and oil industry increases the Company's cost of doing business and consequently, affects its profitability. The Company believes it is in compliance with all federal, state and local laws, regulations and orders applicable to the Company and its properties and operations, the violation of which would have a material adverse effect on the Company or its financial condition.

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

Marketability

Crude Oil - The marketability of the Company's crude oil, natural gas and natural gas liquids (NGL's) or condensate has not been a problem historically. The current Colorado and Wyoming oil production is purchased and trucked by Equiva Trading. Contract terms call for pricing according to the basis for geographic area, adjustment for crude oil quality and then applying a bonus to the prevailing field posted price at the time of field pickup. In December 2001, the adjusted price paid for our Colorado crude oil was $17.60 per barrel; the price paid for our Wyoming crude oil during December 2000 was $16.13 per barrel. The acquisition of interests from Diasu Oil and Gas Company, Inc. resulted in additional oil production in Louisiana and the Company experienced a net adjusted price of $17.28 per barrel for this production in December 2001.

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

Oil prices are volatile and subject to significant day-to-day variations. This volatility is beyond the Company's control and includes the following factors: political turmoil, domestic and foreign production levels, the Organization of Petroleum Exporting Companies ("OPEC")'s ability to adhere to production quotas, and possible governmental control or regulation. As the Company's daily production volume increases it may also become desirable to enter into futures contracts for purposes of hedging which can provide longer-term stability for the sales of our produced hydrocarbons.

Natural Gas - The Company's natural gas production in Colorado is transported by pipeline and purchased by Pan Canadian. The Company's natural gas production in Ward County, Texas is purchased by Dynegy Midstream Services, Limited Partnership ("Dynegy"). The average adjusted price received for Colorado gas production was $1.36 per mcf during December 2001. The Company also accumulated natural gas producing interests in the Diasu transaction, in Louisiana and Texas. Unit prices received for the Company's natural gas production varied from a low of $1.92 per mcf produced to a high of $2.24 per mcf produced during December 2001.

Natural Gas Liquids - The Company's condensate production in Colorado is gathered and purchased by Pan Canadian. Condensate production at the Hartwich lease in Ward County, Texas is gathered and purchased by Dynegy.

Contracts related to the sales of natural gas and natural gas liquids in Colorado are currently under review and are expected to be renegotiated pending these reviews. We have an existing contract with Pan Canadian and our existing contract with Dynegy is under review and is expected to be renegotiated. Contracts related to the sales of natural gas in Diasu operated properties are controlled and negotiated by Diasu Oil and Gas Company, Inc.

Competition

The energy business is highly competitive. The Company competes with companies which in many cases have larger staffs and financial resources than those currently available to the Company. Nonetheless, the Company believes that due to its ability to focus attention on relevant and achievable objectives, it will be successful in pursuing carefully selected opportunities fit for an organization of our size and structure. The acquisition and purchase of existing production, involving properties where monthly revenues exceed operating costs by a significant margin, to increase our cash flow and the participation in drilling ventures are examples of such objectives. Our selection criteria will be based on projected minimum internal rate of return and other internal review processes, including, for example, 3-dimensional seismic data analysis.

Employees

At the present time the Company has 1 full time employee and 2 independent contractors to assist as necessary on certain projects. The Company believes that its relations with its employee are good.

Facilities

In September 2000, the Company leased new office space at 16420 Park Ten Place in Houston, Texas. Total annual rent expense under this agreement before any operation expense escalations was $43,455 for 2001 and is expected to remain constant for 2002, $44,179 for 2003, $46,352 for 2004, and $34,764 for 2005.The
Company's prior lease did not expire until 2004, but the Company terminated that lease with the consent of, and obtained a full release from, the landlord. In connection with this transaction, Cooper Manufacturing Corp. agreed to enter into a lease agreement with the landlord and to lease existing Company furniture and its telephone system for 48 months at $1,195 per month to the Company, beginning August 2000.

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

Environmental regulation and taxes imposed by state governments also impose significant burdens on operations. These burdens can render uneconomic properties which could have continued producing hydrocarbons had the regulations not been imposed. The Company is vigilant in its assessment of these burdens and the impact such regulations and taxes have on its internal rate of return.

The Company's financial statements have been prepared on a going concern basis. In the event the Company is unable to obtain significant financing, the Company will likely be forced to curtail operations until such time as financing is received.

ITEM 2.  DESCRIPTION OF PROPERTY

Domestic Inventory

As of December 31, 2001, the Company owns an interest in various oil and gas wells in Colorado, Wyoming, Louisiana and Texas. Our interests in developed and undeveloped properties are summarized below:

                Developed Acreage(1)           Undeveloped Acreage(2)
                -----------------              -------------------
               Gross(3)       Net (4)         Gross(3)           Net(4)
State          Acres            Acres         Acres               Acres
-----          -----            -----         -----               -----
Texas            120               45          2,557                727
Louisiana        125                3              0                  0
Colorado       3,560            3,560              0                  0
Wyoming          160              160             40                 40
                 ---              ---             --                 --

Totals         3,965            3,768          2,597                767

-------

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

(4) Net acres represents the number of acres attributable to an owner's proportionate working interest and/or royalty interest in a lease (e.g., a 50% working interest in a lease covering 640 acres is equivalent to 320 net acres).

The Company has closed down operations on a non-producing property in Coleman County, Texas where at one time natural gas was produced in conjunction with the operation of a nitrex plant. Trinity will be plugging 19 wellbores in the
"Jamison" and "Skelton" lease areas within the Coleman County Regular and Jamison South Fields. The Company expects to spend approximately $22,800 plugging these wells during the fiscal year 2002.

International Inventory

Republic of Chad

Trinity acquired an interest as operator in an international concession in Chad, Africa in November 1998, covering 108 million gross acres of unproved potential reserves in three separate areas of the country. This acreage is considered potentially valuable because proved reserves are to be extracted by ExxonMobil and others on adjacent acreage. In December 1999, the Company assigned this interest as a farmout to Cliveden Petroleum Company, Ltd., ("Cliveden") because we lacked the substantial resources required to maintain and develop the concession. Under the Cliveden farmout, the Company is entitled to sunk cost recovery of $1.5 million from the net proceeds received by Cliveden, as it recovers its own costs to market and develop the prospect. The Company may also, if economic conditions warrant, continue to participate with up to a 5% working interest ownership after Cliveden recovers its exploratory and exploitation expenditures. Costs to Cliveden or its assigns associated with this activity may exceed $26 million in the first 5 years of project activity. In the event that the Company exercises their option to participate for a 5% working interest, its net acreage position could cover up to 5.4 million acres. The Company's expectation is that several years will elapse before any economic benefit is realizable from this venture. There are no current reserve values allocated to this undeveloped venture by Trinity.

Based on reports received from Cliveden Petroleum, exploration activity in the way of seismic data acquisition is currently underway. Processing of the data is also underway and the Company has yet to receive any interpreted results associated with this new data acquisition.

Productive Wells

The following table sets forth the number of gross and net producing and non-producing wells in which the Company owned an interest as of December 31, 2001. Wells in the Colorado and Texas inventory typically produce both oil and gas, while those in Wyoming typically produce only oil. Newly acquired interests in various wells operated by Diasu Oil & Gas Company, Inc., produce crude oil, condensate and natural gas.

                                                               Total Productive
                                                                   Wells (1)
                                 Gross(2) Net(3)
Wells producing both oil and natural gas                        17        16.7
Wells producing only natural gas                                 5         1.2
Wells producing only oil                                         4         2.1
                                                                 -         ---
                  Totals                                        26        20.0
---------
(1)Productive wells are producing wells and wells capable of production.
(2)A gross well is a well in which the Company owns an interest.
(3)The number of net wells is the sum of our fractional working interests owned in gross wells.

Oil and Natural Gas Reserves

The following table presents estimated net proved oil and natural gas reserves and net present value of the reserves at December 31, 2001 based on a reserve report prepared by R.A. Lenser & Associates, Inc. in accordance with the rules and regulations of the Securities and Exchange Commission. The present values, discounted at 10% per annum, of estimated future cash flows before income taxes shown in the table are not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company.

                                                     NET PROVED RESERVES AS OF DECEMBER 31, 2001
                                                     -------------------------------------------------
                                                    DEVELOPED        UNDEVELOPED      TOTAL

  --------------------------------------------- --------------------- ------------------ ----------------
  Oil and Condensate (barrels)                           54,054             153,664           207,717
  --------------------------------------------- --------------------- ------------------ ----------------
  --------------------------------------------- --------------------- ------------------ ----------------
  Natural Gas (thousand cubic feet)                    388,000              228,000           616,000
  --------------------------------------------- --------------------- ------------------ ----------------
  --------------------------------------------- --------------------- ------------------ ----------------
  Total Proved Reserves (barrels equivalent)           118,721              191,664           310,385
  --------------------------------------------- --------------------- ------------------ ----------------
  --------------------------------------------- --------------------- ------------------ ----------------
  Discounted Pre-Tax Net Present Value               $537,265             $738,835       $1,268,100
  --------------------------------------------- --------------------- ------------------ ----------------

For comparison, net proved oil reserves at December 31, 2000 were 190,003 barrels (BBLS), net proved gas reserves were 216,000 thousand cubic feet (MCF), and total barrels oil equivalent (BOE) were 226,003. Hence, net BOE increased by 84,381BOE, or approximately 37%. The weighted average oil prices for the Company's production decreased from approximately $25.23 per BBL at yearend 2000 to approximately $16.13 per BBL at yearend 2001, while weighted average gas prices decreased from approximately $6.05 to $2.21 per MCF. Total BOE in reserve at yearend 2001of 310,384 BOE yields a discounted net present value of $1,268,100, while yearend 2000 reserves of 226,003 BOE yielded a discounted net present value of $1,937,100.

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

The present value of future net cash flows does not represent the current market value of our properties and/or the reserves contained in them. In accordance with Securities and Exchange Commission guidelines, we have based the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may vary materially from those used in the net present value estimate.

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


ITEM 3. LEGAL PROCEEDINGS

On March 28, 2002, a lawsuit for breach of contract against the Company and individual causes of action for negligent misrepresentation and fraudulent inducement of contract against certain members of the Company's Board of Directors, arising out of his financial investment in the Company, was filed by Jacques Grunitzky, a former Director, in Cause No. 2002-16395, in the 164th Judicial District Court of Harris County, Texas, styled Jacques Grunitzky v. Trinity Energy Resources, Inc., Dennis E. Hedke, A. C. Teichgraeber and Bruce A. Reichert. The Company has filed an answer accordingly. Mr. Grunitzky is seeking damages against the Company of $1,000,000. While the Company recognizes the potential impact of a judgment against it in this matter, it is aggressively pursuing opportunities which it believes can mitigate, if not entirely eliminate, the likelihood of the matter progressing through a trial setting.

On or about January 10, 2001, a lawsuit for breach of contract against the Company was filed by John W. Glenn, Jr., arising out of his independent contractor's agreement with the Company, and docketed in Cause No. 2001-16813, in the 189th Judicial District Court of Harris County, Texas, styled John W. Glenn, Jr. v. Trinity Energy Resources, Inc. Mr. Glenn is seeking damages of $100,000 against the Company. While the Company agrees some compensation is due Mr. Glenn, it is contesting the magnitude of the damage claim. We filed an answer and are awaiting a trial on the merits currently set for May 14, 2002.

On May 3, 2000, a lawsuit for breach of contract against the Company was filed by Linda S. Bryant, arising out of her termination from employment with the Company and docketed in Cause No.2000-22780, in the 270th Judicial District Court of Harris County, Texas, styled Linda S. Bryant v. Dennis E. Hedke and Trinity Energy Resources, Inc. She is suing Mr. Hedke for tortuous interference with contract, tortuous interference with an advantageous business relationship and intentional infliction of emotional distress. Ms. Bryant is seeking relief in the amount of $166,667 from the Company. We filed an answer and are awaiting a trial on the merits currently set for June 24, 2002.

On September 20, 1999, the United States Environmental Protection Agency filed an administrative complaint against Nova Energy, Inc., Docket No. CWA-8-99-10, alleging violations of the Clean Water Act. The Agency sought to add the Company as a party respondent in an Amendment to Complaint filed on or about August 29, 2000 because of the dissolution of Nova Energy, Inc. However on September 10, 2001, the Regional Judicial Officer rescinded his order allowing the amended complaint against the Company to be filed. Without the Company, who was the corporate successor to Nova Energy, Inc., as a respondent properly established, the Agency was unable to prosecute its case because Nova Energy, Inc. no longer exists. The Agency filed a Motion to Withdraw Complaint on November 26, 2001, and the case is closed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET PRICE OF AND DIVIDENDS PAID ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol "TRGC", where it became listed November 2000. The following table sets forth the high and low bid prices of the Common Stock in the over-the-counter market for the fiscal quarters indicated during 2000 and 2001.

                  Quarter Ended                  Bid High          Bid Low
                  -------------                  --------          -------
                  December 31, 2000              $0.135            $0.050
                  March 31, 2001                 $0.070            $0.025
                  June 30, 2001                  $0.125            $0.015
                  September 30, 2001             $0.034            $0.011
                  December 31, 2001              $0.060            $0.005

The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of May 6, 2002, there were 70,493,131 shares of the Company's common stock outstanding, held by 1,046 holders of record. Additional holders of the Company's common stock hold such stock in street name with various brokerage firms. The Company therefore, was unable to determine the precise number of beneficial owners of common stock as of May 6, 2002.

Common Stock Issuances During 2001 and 2002

In January 2001, the Company issued 22,150 shares due certain individuals as replacements after cancellation. The Company believes that the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an Issuer not involving a public offering.

In March 2002, the Company issued 3,116,321 shares of Restricted Common Stock to various entities in consideration of investor relation services. The Company believes that the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an Issuer not involving a public offering.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for operations and to develop and expand our business. If our financial condition improves such that the Board deems dividend payments to be appropriate, we may begin paying dividends. We do not anticipate paying any dividends on our common stock in the foreseeable future.


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

General

Trinity Energy Resources, Inc. is an independent energy company engaged in the exploration for and the production of oil and natural gas. The primary operations are located in the United States, but the Company does have an interest in an international concession. Trinity is continually pursuing new opportunities to grow its asset base and increase revenues to meet and exceed obligations.

Trinity claims that former Company President Sidney W. Sers stole millions in assets from the Company during 1993 through January 1998. Court proceedings resulted in the recovery of $4.3 million in cash, and an additional judgment against Sers for $4.8 million, which may not be collectible. However, a bankruptcy proceeding initiated by Sers in December 1997 and later closed by the Company under new management in August 2000, cost $2.3 million out-of-pocket legal and other costs during 1998 and 1999, and preoccupied management. Year 2000 marked the beginning of a concerted effort to re-establish value for Trinity's shareholders.

In March 2002 the Securities and Exchange Commission released an announcement that Sers had been found guilty of obstruction of justice, contempt of court and money laundering. He was sentenced to 17 1/2 years in federal prison and ordered to pay restitution to the Company amounting to $11,607,442. Given his incarceration and claimed inability to pay, the Company does not render any accounting significance to the restitution.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues. The Company recorded $261,185 in revenues from oil and natural gas sales for the fiscal year ended December 31, 2001, as compared to $471,508 for the fiscal year ended December 31, 2000. The decrease of approximately 45% was due to lower product prices and the fact that numerous wells in the Colorado inventory were taken out of service as a result of these weaker prices.

Lease Operating expenses. For the fiscal year ended December 31, 2001, the Company recorded $256,054 of lease operating expenses, as compared to $404,107 reported for the fiscal year ended December 31, 2000. The decreased operating costs were due to the taking out of service wells in Colorado that were deemed temporarily non-commercial, due to softening prices. Included in this number were workover and extraordinary maintenance costs of approximately $81,763. These extraordinary expenditures were related to an attempted re-frac of a formerly producing zone in our Ward County, Texas property. The attempt was unsuccessful and the well is currently shut-in.

Depreciation, Depletion and Amortization. For the fiscal year ended December 31, 2001, the Company recorded $77,901of depreciation, depletion and amortization, as compared to $95,203 reported for the fiscal year ended December 31, 2000. The decrease was primarily related to the oil and gas production in Colorado and Wyoming.

General and Administrative Expense. General and administrative expense decreased $667,055, or 55% from $1,222,702 for the fiscal year ended December 31, 2000, to $555,647 for the fiscal year ended December 31, 2001. The decrease was due to a continuing cost cutting effort which was focused on bringing expenses more in line with revenues. Major components of general and administrative expense for the fiscal year ended December 31, 2000, included payroll expenses, consulting fees, professional fees and rent.

Interest Expense. For the fiscal year ended December 31, 2001, we recorded $13,342 of interest expense, as compared to $20,033 for the fiscal year ended December 31, 2000. The Company is in default with respect to the payment of dividends associated with a private placement issued in 1999. The dividends payable amount to $99,006. The Company has also failed to pay interest payments associated with promissory notes issued in association with the Diasu purchase.

Interest Income. Interest income decreased $46,841 to $3,883 for fiscal 2001, as compared to $50,724 for fiscal 2000. This decrease was due to the utilization of savings account funds to support operations throughout 2001.

Operating Losses Before Reorganization Items and Preferred Stock Dividend Requirements. Operating losses before reorganization items and preferred stock dividend requirements were $761,020 and $1,274,205 for the fiscal year ended December 31, 2001 and December 31, 2000, respectively. This 40% reduction in losses is attributed primarily to overhead reductions in office lease, salaries, consultants and careful management of all areas of operation. If current trends continue, management expects that these losses will be trimmed further in year 2002.

Bankruptcy Reorganization Costs. Bankruptcy reorganization-related income and expenses have been segregated on the Income Statement for both fiscal years 2001 and 2000. Expenses for the fiscal year 2001 decreased by $108,072 to a net gain of $78,039 for the same period in 2000, due to settlement related matters.

Net Loss. The Company's net loss decreased $641,976 or 45% to $781,987 for the fiscal year ended December 31, 2001 from $1,431,463 for the fiscal year ended December 31, 2000. Net loss per common share was approximately $.01 per share for the fiscal year ended December 31, 2001 as compared to a net loss per common share of approximately $.03 per share for the fiscal year ended December 31, 2000. The principal reason for the significantly decreased net loss is attributed to improvement in overhead cost control and management of all cost centers.

In order to increase revenues, management is aggressively seeking to enhance it's current inventory producing performance, and is seeking to acquire high margin assets which can contribute materially to cash flow, thereby contributing to earnings per share. Management believes the Company is approximately one transaction removed from this profitable status.

Liquidity and Capital Resources

While the Company received a court ordered settlement which netted, after legal and other professional fee discounts, approximately $2.5 million near the end of 1999, it was evident that the obligations built up over the period from October 1998 (Reorganization Confirmation) through year 1999 were substantial. Nonetheless, there was sufficient capital available to re-establish formerly non-productive assets, and the Company proceeded immediately in January 2000 to take action to reinvigorate these assets. The revenues generated during 2000 relate to this application of capital. The Company recognized the limits to which these assets could perform prior to the application of capital resources and further recognized that the burdens assumed since emerging from Chapter 11 would not be light. Management took immediate steps to establish financing initiatives and to begin examining opportunities to acquire assets for cash flow stabilization and growth.

In March 1999, the Company raised $1,267,500 through the sale of redeemable convertible preferred stock at $10 per share. Each share is convertible into 40 shares of Company common stock, or is redeemable at each holder's option after a 12-month holding period with 12% interest, less any dividends paid. The Company may redeem shares issued under the March offering anytime after December 31, 1999, and may redeem shares issued under the October offering anytime after June 30, 2000. Only $210,000 was redeemed in 2000. Under the mandatory redemption clause, all remaining amounts were due in 2000, and as of April 1, 2002, the Company is delinquent on all remaining amounts.

During 1999, the Company distributed rights to purchase its common stock to existing stockholders under court supervision. These rights entitled the holder of each share to purchase one additional share of Company common stock at $.25. During 1999, stockholders exercised rights to purchase 1,705,391 shares, for net proceeds of $372,333. These rights expired on December 27, 1999.

There are several factors that will impact the Company's liquidity. At December 31, 2001, Trinity had Redeemable Preferred Stock of $1,375,000, current accounts payable of $419,664, accrued expenses of $368,829, accrued preferred stock dividends payable of $187,189, and other accrued liabilities of $106,782 potentially due and payable. The Company's ability to satisfy its liabilities and continue as a going concern is dependent on obtaining significant additional financing.

The Company had a cash and cash equivalents balance of $21,889 at December 31, 2001. This compares with cash and cash equivalents of $134,016 at December 31, 2000. The Company had a working capital deficit of $983,044 at December 31, 2001 as compared to working capital deficit of $487,702 at December 31, 2000; total assets of $1,041,523 at December 31, 2001 compared to $1,007,996 at December 31, 2000; and current liabilities of $1,082,464 at December 31, 2001 as compared to $757,648 at December 31, 2000.

The Company owes the Internal Revenue Service $213,564 in unpaid payroll and income taxes and related penalties. Of this amount, $128,154 was due with the first two installments payable in 2001, with $142,376 due in 4 remaining annual installments. The Company did not make any payments associated with this obligation in 2001.

The Company is pursuing additional capital resources and believes it is making progress toward establishing meaningful short, medium and long-term associations. These relationships include banks, investment bankers, private individuals, venture capitalists and mezzanine financing groups. The Company's ability to continue as a going concern is dependent on obtaining significant additional financing.

Potential for Improved Liquidity in 2002

Trinity has current production occurring on properties in Colorado, Wyoming, Louisiana and Texas. The fiscal year 2001 Reserve Report calculates Proved Reserves of approximately $1.268 Million. It may be advantageous for the Company to divest certain of these proved reserves in order to focus capital on other strategic initiatives which the Company deems to be able to yield higher profitability.

The Company currently estimates workover and exploitation investment could be up to or in excess of $90,000 in fiscal 2002. If made immediately, and if the Company's conservative estimates of revenues associated with these activities is accurate, Trinity should more than recover its costs. For example, we estimate that capital expenditures directed to the repair and workover of our Denver Basin wells in order to optimize existing production potential will total approximately $58,000. Further, we estimate that revenues achievable with this optimization, assuming an oil price of $21.00 per barrel, and a natural gas price of $2.50 per mcf, would yield initial monthly revenue potential of $35,000. Accounting for ongoing monthly lease operating expenses, which are estimated at $11,500 for these properties, the Company could achieve a net income stream of $33,500 per month post-workover from these properties.

In addition to the above, the Company has been advised that workover activity is targeted for immediate execution in one of our properties in the Diasu inventory. We estimate that our share of costs associated with this workover will be approximately $28,500. Based on nearby completion results, we anticipate potential revenues post-completion of approximately $6,000 per month, based on a natural gas price of $2.50 per mcf. Accounting for ongoing monthly lease operating expenses, estimated at $152 per month, the Company could achieve a net income stream of $5,848 per month post-workover. Thus, the Company estimates that monthly net income from just these enhancements could amount to approximately $31,948.

The Company is negotiating for the acquisition of domestic producing and exploratory properties that meet the Company's geological, engineering, economic and political criteria. Trinity is focusing attention on acquisitions that are expected to range in value from $250,000 to $10,000,000. The Company expects to enter into agreements on one or more of such properties before the end of fiscal year 2002.

In April 2001, the Company closed an acquisition with Houston-based Diasu Oil & Gas Company, Inc., with the transaction resulting in the acquisition of producing oil and gas assets in Texas and Louisiana. The assets acquired also include opportunities for low risk exploitation of behind-pipe reserves and development of proved undeveloped properties. The Company expects these assets to continue to provide cash flow during the quarters ahead.

Joint ventures with other companies engaged in oil and gas exploration and development and the purchase of producing properties whose current net proceeds are likely to significantly exceed current and projected future expenses are also possible as the Company pursues new, "immediate cash flow" opportunities. In April 2000, the Company entered into a Participation Agreement with Houston-based Texoil, Inc. to purchase a working interest in a well to be drilled in Galveston County, Texas. Concurrently with the Participation Agreement, the Company entered into an Operating Agreement which designated Cliffwood Production Co. as operator of the property. Since that time, Texoil, Inc. has been acquired by Houston-based Ocean Energy, Inc., who has also taken over as operator of the property. Trinity invested $10,626 in 2001 toward this participation opportunity.

The working and revenue interests in the property are as follows:

                                                              Working   Revenue
                                                             Interest  Interest
                                                             --------  --------
Drilling to Casing Point in the Initial Test Well:            6.2500%      None
After Casing Point, but prior to Payout of the Initial Well:  5.6250%   4.2185%
After payout in the Initial Test Well:                        4.6875%   3.5156%
Interest in Subsequent Wells:                                 4.6875%   3.5156%

During the fourth quarter 2001, the Company was notified that drilling was ready to commence on the initial test well in the prospect. It was estimated that the Company's share of the drilling venture would have exceeded $300,000. Due to a lack of cash reserves, the Company elected a `non-consent' option, and our interest in the well was taken over by other parties. The Company maintains an interest in the lease, which covers some 1,300 acres in the vicinity of the well. The operator has not yet released results from the recently drilled well, but the Company understands that pipe has been set and that completion activities are underway. Future development of the lease would be contingent upon completion and production results, if any.

The operating agreement provides for a re-establishment of our position in the well, but with penalties equivalent to 400% of the costs to drill and complete the well. It is possible, but unlikely, that the Company would exercise that option. In the event of the Company's exercising such an option and assuming a successful completion of the drilled well, the Company's net revenue interest would vary from 4.2185% to 3.5156%, as indicated above. A successful outcome on this venture, if the Company re-establishes its position in the well, could yield a material positive impact to the Company's cash flow. If the Company does not elect to re-establish it's position in this well, it is possible that future development in the acreage block associated with the lease could occur, in which case our interest position in such future ventures would be as defined above.

The Company is currently in negotiation to raise additional capital, acquire additional income producing assets and expand its revenue base. Strategies underway include merger and acquisition of properties, enterprises and assets we believe will bring the Company to a profitable position. Included in these negotiations are strategies which will be brought to bear on existing obligations, with particular focus on settlement of outstanding debt. If at all possible, the Company will seek capital support which provides for a maximum equity utilization in any given transaction. The Company's current capital structure provides for access to a significant amount of authorized, but unissued Common Stock, approximately 230,000,000 shares at the time of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 9. DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS

    Name                 Age    Position
    ----                 ---    --------
    Dennis E. Hedke      49     President and Director
    John W. Mahoney      47     Vice-President, Secretary, and General Counsel
    Bruce A. Reichert    44     Director

Dennis E. Hedke has served as our acting President since January 2000, and as our President since February 2002. Prior thereto, from August 1999 through January 2000, Mr. Hedke served as our Vice President of Exploration and Development. Mr. Hedke has served as our Director since August 1999. From May 1986 through July 1999, Mr. Hedke served as a geological/geophysical consultant in Wichita, Kansas for a variety of firms engaged in domestic and foreign exploration and development. Mr. Hedke has had extensive domestic assignments in the Mid-Continent, Rocky Mountains, Texas and Gulf Coast. His international assignments have included projects in the Middle East, the former Soviet Union, West Coast Africa, and Colombia, South America. His responsibilities have covered deal structuring and negotiation, technical data assessment, economic assessment and operations control. Mr. Hedke graduated in 1976 with a B.S. in Geophysics from Kansas State University and then received an M.S. in Materials Science from the University of Virginia in 1979.

John W. Mahoney has served as our Vice President, Secretary and General Counsel since July 1999. Prior thereto, from January 1996 through July 1999, Mr. Mahoney was associated with the law firm of Williams, Birnberg & Andersen LLP. Prior thereto he was associated with the law firm of Hofheinz, Mahoney & Jones. Mr. Mahoney is a 1976 graduate of Central Missouri State University and received his J.D. from the College of Law of the University of Tulsa in May 1979.

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

The functions of the Company's Audit Committee are to review the Company's financial statements with the Company's independent auditors; to determine the effectiveness of the audit effort through regular periodic meetings with the Company's independent auditors; to determine through discussion with the Company's independent auditors that no unreasonable restrictions were placed on the scope or implementation of their examinations; to inquire into the effectiveness of the Company's financial and accounting functions and internal controls through discussions with the Company's independent auditors and officers of the Company; to recommend to the full Board of Directors the engagement or discharge of the Company's independent auditors; and to review with independent auditors the plans and results of the auditing engagement. The members of the Audit Committee are Messrs. Hedke and Reichert.

The functions of the Company's Executive Compensation Committee include reviewing the existing compensation arrangements with officers and employees, periodically reviewing the overall compensation program of the Company and recommending to the Board modifications of such programs which, in the view of development of the Company and its business, the Committee believes are appropriate, recommending to the full Board of Directors the compensation arrangements for senior management and directors, and recommending to the full
Board of Directors the adoption of compensation plans in which officers and directors are eligible to participate and granting options or other benefits under such plans. The members of the Executive Compensation Committee are Messrs. Reichert and Hedke.

The functions of the Company's Strategic Planning Committee are to assist the Board in developing current and longer range planning, allocation of resources and monitoring of industry activity. The members of the Strategic Planning Committee are Messrs. Reichert and Hedke.

During the year ended December 31, 2001, the Board of Directors held 8 meetings, including telephonic meetings, and acted through unanimous written consent on other occasions. Each director (during the period in which each such director served) attended at least 75% of the aggregate of the total number of meetings of the Board of Directors. Our Directors are not currently compensated for their participation on the Board. However, the Company does reimburse, where appropriate, each director for all expenses of attending such meetings.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes of ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2001, its officers, directors and greater than ten percent beneficial owners complied with all section 16(a) filing requirements.

Mr. Hedke timely filed a Form 4 related to stock purchases made in 2001. Mr. Reichert filed a Form 4 for stock purchases made in 2000.

ITEM 10. EXECUTIVE COMPENSATION

The following table is a summary of annual compensation paid to the Company's executives during the three fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999..

Name and Principal                                             Other Annual
Position at 12/31/year       Year      Salary     Bonus        Allowance(1)
----------------------       ----      ------     -----        ------------
T.C. O'Dell
CEO                          2000      $3,750(2)   None
                             1999     $25,000(2)   None


Michael L. Wallace
President                    1999     $20,000(2)   None

Dennis E. Hedke
Interim President/CEO        2001    $120,000(3)   None
Interim President/CEO        2000    $120,000(4)   None

(1) The named executive officers did not receive perquisites or other benefits valued in excess of 10% of the total reported annual salary and bonus.
(2)  Two months  compensation  for year 1999 only.  Mr. O'Dell  resigned in year
     2000.
(3)  We have accrued $62,500 in salary for Mr. Hedke which has not been paid.
(4)  We have accrued $24,750 in salary for Mr. Hedke which has not been paid.

No salaried compensation was provided for the above individuals prior to 1999.

Employment Agreements

On September 1, 1999, the Company entered into an employment agreement with Mr. Hedke. The term of the Agreement is for three years, the salary due is $10,000 per month, with annual cost of living increases, and there is a $750 per month car allowance. There is a $300 per month provision for medical benefits allowance, which has not been taken since inception of his contract. Mr. Hedke received 1,000,000 stock options, exercisable for a term of five years vesting as follows:

one third after September 1, 2000 at $ .25 per share;
one third after March 1, 2001 at a price per share 30% under the average of the last five trading days prior to the 18-month anniversary, which resulted in the option to exercise 333,333 shares at an exercise price of $0.0175 per share. one third after September 1, 2001 at a price per share of 30% under the average of the last five trading days prior to 24-month anniversary, which resulted in the option to exercise 333,334 shares at an exercise price of $0.007 per share.

On July 1, 1999, the Company entered into a two-year employment agreement with John W. Mahoney. The contract has since expired as of June 30, 2001. However, Mr. Mahoney was granted option privileges in the contract, which he may exercise at some time in the future. These stock options vested as follows:

(1)  one third after July 1, 2001 at $.25 per share;
(2) one third after July 1, 2002 at a price per share 30% under the average of the last five trading days prior to the 24-month anniversary of his contract, which resulted in the option to exercise 333,333 shares at an exercise price of $0.0245 per share;
(3) one third after October 27, 2000 at a price 30% below average on the last five trading days prior to the three-year anniversary of the contract.

Stock Options and Warrants

The following table provides information on the warrants and options granted to the Company's named executive officers during the fiscal year ended December 31, 2001:

                          Option Grants in Last Fiscal Year
                                 (Individual Grants)

                       Number of         Percent of
                       Securities      Total Options
                       Underlying         Granted         Exercise or
                        Options        to Employees       Base Price        Expiration
Name                   Granted (#)     in Fiscal Year        ($/Sh)            Date


Dennis Hedke             333,333           33.44%             .0175        March 1, 2006
                         333,334           33.12%             .0070      September 1, 2006

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                   Shares
                 Acquired on        Value         Number of Unexercised              Value of Unexercised
Name            Exercise (#)    Realized (#)      Options at FY-end (#)            In-the-Money Options ($)
----            ------------    ------------      ---------------------            ------------------------
                                                Exercisable Unexercisable         Exercisable   Unexercisable
Dennis Hedke        None            None        1,000,000               0              0               0


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 6, 2002, information regarding the beneficial ownership of shares of Common Stock by each person known by Trinity to own five percent or more of the outstanding shares of Common Stock, by each of the Company's Officers, by each of our Directors, and by our Officers and Directors as a group. On May 6, 2002 there were 70,493,131 shares issued and outstanding of record.

                                        Shares of                 Percentage
                                       Common Stock              Common Stock
  Beneficial Owners

  Dennis E. Hedke(1,2)                  1,232,700                  1.75%

  Bruce A. Reichert(2)                    160,000                      *

  John W. Mahoney(3)                    1,001,999                  1.42%

  All Executive Officers and Directors
  as a group (3 persons)                2,394,699                  3.40%

 *     Less than one percent.

The business address of each individual is the same as the address of the Company's principal executive offices.

(1) Includes options to purchase 333,333 shares of Common Stock at an exercise price of $.25 per share, 333,333 shares at $0.0175 per share, 333,333 shares at $0.007 per share, and options to purchase 65,000 shares at an exercise price of $.75 per share. Mr. Hedke disclaims any beneficial interest in the 10,000 shares owned by Arnold Hedke, 10,000 shares owned by Gary Hedke, 100 shares owned by Reasha Hedke and 100 shares owned by Jacob Hedke.

(2)  Includes options to purchase 65,000 shares at $.75 per share.

(3) Includes options to purchase 333,333 shares at an exercise price of $0.25 per share, expiring July 1, 2005; 333,333 shares at an exercise price of $0.0245 per share, expiring July 1, 2001; and 333,333 shares at an exercise price yet to be determined, expiring October 27, 2005.

ITEM 12. CERTAIN PARTIES AND RELATED TRANSACTIONS

The Company issued options to Mr. Hedke and Mr. Mahoney, as further described immediately above.

ITEM 13. EXHIBITS AND REPORTS

Index to Exhibits

Exhibit
Number        Description
------        ------------


2.1* Third Amended Plan of Reorganization and Disclosure Statement

3.1* Articles of Incorporation, 1986, Utah, Celebrity Limousines, Ltd.
3.2* Articles of Incorporation, 12/1/1989, Nevada, Limousines, Ltd.
3.3* Articles of Merger, 1/31/1999,  Utah, Celebrity Limousines,  Ltd. and
     Nevada Limousines,  Limited - Nevada Corporation Limousines,
     Limited Survived.
3.4* Articles of Amendment 7/9/1993, name change from Limousines, Limited to
     Trinity Gas Corporation.
3.5* By-Laws of Trinity Gas Corporation.
3.6* Articles  of  Amendment,  3/29/1999,  Nevada,  to  change  name of
     corporation  to  Trinity   Energy   Resources,   Inc.,   authorize
     undesignated   shares  of  Preferred  Stock,  and  increasing  the
     authorized number of shares of Common Stock.
3.7* Certificate of Authority to Transact Business in Texas, 10/06/1999.
3.8* Assumed Name Certificate in Texas, 10/12/1999
3.9* Amended Certificate of Designation, Powers, Preferences and Rights of the
     1999 Series of Convertible Preferred Stock 1/25/2000.

10.1*  Mr. John W. Mahoney - Employment Agreement
10.2*  Mr. Dennis E. Hedke - Employment Agreement
10.3*  Mr. James E. Gallien, Jr. - Employment Agreement
10.4*  Mr. Michael L. Wallace - Independent Contractor Agreement
10.5* Letter Agreement between Carlton Energy Group, Oriental Petroleum Resources, Ltd., and Trinity Gas Corporation
10.6*  Chad Convention, French Translation
10.7*  Chad Convention, English Translation
10.8*  Cliveden Agreement, 5/5/1999
10.9*  Cliveden Agreement, 11/29/1999
10.10* Purchase and Sale Agreement between Carlton Energy, Trinity Gas, Ian
       Nordstrom and Rudy Olschewski
10.11* Aker Maritime Sublease
10.12* Cliveden Agreement, 12/27/99
10.13* Assignment to Cliveden Petroleum Co., Ltd., 1/14/2000
10.14**Crude Oil Purchasing Contract-Equiva Trading Company

10.15**  Crude Oil Purchasing Contract - Sunoco, Inc.
10.16** Natural Gas Purchasing Contract-North American Resources Company #281 10.17** Natural Gas Purchasing Contract-North American Resources Company #282 10.18** Natural Gas Purchasing Contract-Dynegy Midstream Services, Limited
         Partnership
10.19****Master Funding Agreement with Salus Trust, July 21, 2000.
10.20    Participation Agreement with Texoil, Inc. April 5, 2000.
10.21 Letter of Intent to Purchase Diasu Oil and Gas Co., Inc. , filed on Form 8-K December 22, 2000.

16.0***  Letter on Change in Certifying Accountant

* Previously filed with Form 10-SB filed on February 3, 2000. ** Previously filed with 1st Amendment to Form 10SB filed on March 31, 2000. *** Previously filed with 4th Amendment to Form 10SB filed on August 7, 2000 **** Previously filed with 5th Amendment to Form 10-SB filed on September 12, 2000


Reports on Form 8-K

None.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.


                                              TRINITY ENERGY RESOURCES, INC.


                                              By: /s/ Dennis Hedke
                                                 --------------------
                                                   Dennis E. Hedke
                                                   President

Dated May 7, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and or the duties indicated.

          Signature                 Title                                   Date
          ---------                 -----                                   ----

/s/ Dennis Hedke         President, and Director                         May 7, 2002
-----------------------
Dennis Hedke             (Principal Executive Officer)


/s / John W. Mahoney     Vice-President, Secretary and General Counsel   May 7, 2002
-----------------------
John W. Mahoney

/s/ Bruce A. Reichert    Director                                        May 7, 2002
-----------------------
Bruce A. Reichert

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
   Trinity Energy Resources, Inc.
   Houston, Texas

We have audited the accompanying balance sheets of Trinity Energy Resources, Inc. as of December 31, 2001 and the related statements of income, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of Trinity's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinity Energy Resources, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared assuming Trinity will continue as a going concern. As discussed in Note 2, Trinity has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

April 5, 2002

                         TRINITY ENERGY RESOURCES, INC.
                                  BALANCE SHEET
                                December 31, 2001

                  ASSETS
Current Assets
  Cash                                                           $    21,889
  Accounts receivable                                                  5,266
  Current portion of note receivable                                  11,433
  Inventory                                                           30,832
  Other                                                               30,000
                                                                  -----------
         Total Current Assets                                         99,420
                                                                  -----------

Oil and gas properties, using successful efforts method
      of accounting
  Proved properties                                                  662,756
  Unproved property - Galveston County                                30,733
  Unproved property - Chad concession                                366,653
  Less accumulated depreciation and depletion                       (229,777)
                                                                  -----------
         Net oil and gas properties                                  830,365
                                                                  -----------
Other assets
  Office furniture and equipment, net of accumulated
    depreciation of $7,542                                            13,282
  Note receivable - long-term portion                                 30,074
  Deposits                                                            68,382
                                                                  -----------
         TOTAL ASSETS                                            $ 1,041,523
                                                                  ===========

                  LIABILITIES
Current Liabilities
  Accounts payable                                               $   419,664
  Accrued expenses                                                   368,829
  Accrued preferred stock dividends payable                          187,189
  Current portion of pre-petition debt                               106,782
                                                                  -----------
         Total Current Liabilities                                 1,082,464

Notes payable                                                        265,000
Long-term portion of pre-petition debt                               106,782
                                                                  -----------
         Total Liabilities                                         1,454,246
                                                                  -----------
Mandatory Redeemable Preferred Stock,
  $.001 par, due in 2000, 50,000,000 shares authorized,
  137,500 shares issued and outstanding                            1,375,000

CAPITAL DEFICIT
  Common stock, $.001 par, 300,000,000 shares authorized,
    63,749,255 issued and outstanding                                 63,749
  Paid in capital                                                 12,690,622
  Retained deficit                                               (14,542,094)
                                                                  -----------
         Total Capital Deficit                                    (1,787,723)
                                                                  -----------
         TOTAL LIABILITIES AND CAPITAL DEFICIT                   $ 1,041,523
                                                                  ===========


                 See summary of accounting policies and notes to
                             financial statements.

                         TRINITY ENERGY RESOURCES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                     Years Ended December 31, 2001 and 2000


                                                     2001             2000
                                                 -----------      -----------
Revenue - oil and gas sales                     $   261,185      $   471,508

Expenses
  Lease operating                                   256,054          404,107
  Production taxes                                    3,030            5,293
  Depreciation, depletion, and amortization          77,901           95,203
  Interest expense                                   13,342           20,033
  General and administrative                        555,647        1,222,702
  Loss on sale of assets                             49,099
  Impairment                                        120,114
  Interest income                                   (3,883)          (50,724)
                                                 -----------      -----------
         Total expenses                          1,022,205         1,745,713
                                                 -----------      -----------
Loss before reorganization items and
  preferred stock dividend requirements           (761,020)       (1,274,205)
                                                 -----------      -----------

Preferred stock dividends expense                   99,006           127,225

Reorganization expense (recovery)                  (78,039)           30,033
                                                 -----------      -----------
Net loss                                       $  (781,987)      $(1,431,463)
                                                 ===========      ===========


Net loss per common share                      $      (.01)      $      (.03)
Weighted average common shares outstanding      61,969,252        59,412,071



                 See summary of accounting policies and notes to
                             financial statements.

                         TRINITY ENERGY RESOURCES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2001 and 2000


                                      -- Common Stock--           Paid In           Retained
                                     Shares           $           Capital           Deficit              Total
                                    ----------     -------      -----------        ------------        -----------

Balances,
  December 31, 1999                63,430,454     $63,430      $12,550,889        $(12,328,644)       $   285,675

Shares canceled by
  bankruptcy court                 (4,401,213)     (4,401)           4,401

Shares issued in
  settlement of debts                 382,830         383           22,754                                 23,137

Shares issued for
  - services                        1,673,580       1,674           64,878                                 66,551

Accretion of
  differences between
  carrying value and
  redemption value of
  preferred stock                                                 (148,328)                             (148,328)

Net loss                                                                           ( 1,431,463)       (1,431,463)
                                    ----------     -------      -----------        ------------        -----------
Balances,
  December 31, 2000                 61,085,651      61,086       12,494,593        (13,760,107)       (1,204,428)

Shares issued for
  - services                         2,160,834       2,160           61,773                               63,933
  - settlement of
    debt                                95,600          96            4,684                                4,780
  - conversion of
    preferred stock                    425,000         425           42,075                               42,500

Cash purchase of
  stock options                                                      40,000                               40,000

Debts paid by
  shareholder                                                        27,479                               27,479

Stock options
  issued                                                             20,000                               20,000

Corrections to
  shares issued                      (17,830)         (18)              18                                     0

Net loss                                                                             (781,987)          (781,987)
                                    ----------     -------      -----------        ------------        -----------
Balances,
  December 31, 2001                 63,749,255     $63,749      $12,690,622        $(14,542,094)       $(1,787,723)
                                    ==========     =======      ===========        ============        ===========




                 See summary of accounting policies and notes to
                             financial statements.

                         TRINITY ENERGY RESOURCES, INC.
                        CONSOLIDATED CASH FLOW STATEMENTS
                     Years Ended December 31, 2001 and 2000


                                                             2001               2000
                                                         -----------        -----------

Reconciliation of net loss to net cash
  used in operating activities
Net loss                                                $  (781,987)        $(1,431,463)
Adjustments to reconcile net loss to net cash
  used in operating activities
    Depletion and depreciation                                77,901             95,203
    Stock issued for services                                 63,933             66,551
    Loss on sales of assets                                                      49,099
    Compensation expense for options
         issued at exercise prices below
         fair market value                                    20,000
    Impairment                                               120,114
    Changes in:
         Accounts receivable                                  66,136            (62,303)
         Other current assets                                (28,736)             5,881
         Inventory                                            20,198            (30,657)
         Accounts payable                                    161,179           (469,872)
         Accrued expenses                                     53,795           (144,108)
         Accrued preferred stock dividends payable            99,006              5,167
                                                          -----------        -----------
Net cash used in operating activities                       (128,461)        (1,916,502)
                                                          -----------        -----------
Cash flows used in investing activities
  Capitalized workover cost                                                    (112,600)
  Unproved property - Galveston County                       (10,626)           (20,107)
  Deposits                                                    40,225            (43,382)
  Purchase of office furniture and equipment                  (9,563)
  Payments received on sale of office furniture               12,235              7,477
  Diasu property acquisition                                (330,500)
                                                          -----------        -----------
Net cash used in investing activities                       (288,666)          (178,175)
                                                          -----------        -----------
Cash flows from financing activities
  Proceeds from notes payable                                265,000           (707,721)
  Payments on redeemable preferred stock payable            (210,000)
  Principal payments on prepetition debt
    authorized by court                                                         (62,348)
  Proceeds from sale of stock options                         40,000
                                                          -----------        -----------
Net cash flows provided by (used in)
  financing activities                                       305,000           (980,069)
                                                          -----------        -----------
Net decrease in cash and cash equivalents                   (112,127)        (3,074,746)

Cash and cash equivalents
         - at beginning of year                              134,016          3,208,762
                                                          -----------        -----------
         - at end of year                                $    21,889        $   134,016
                                                          ===========        ===========





      See summary of accounting policies and notes to financial statements.

                         TRINITY ENERGY RESOURCES, INC.
                        CONSOLIDATED CASH FLOW STATEMENTS
                     Years Ended December 31, 2001 and 2000

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Celebrity Limousines, Ltd. was incorporated in Utah in 1986. The name and state of incorporation were changed to Limousines Limited and Nevada, respectively in 1989. Limousines Limited ceased operations shortly thereafter and remained dormant until July 9, 1993. On that date Sidney W. Sers ("Sers") contributed certain oil and gas assets he owned in exchange for 18,275,036 shares and control (93.48% ownership) of Limousines Limited. He changed the corporate name to Trinity Gas Corporation and operated it until early 1998, when he abruptly resigned and fled the country in the wake of accusations of fraud, misrepresentation and other charges. New management changed the name to Trinity Energy Resources, Inc. ("Trinity") in Nevada on March 17, 1999. See Note 2 for further information.

Since 1993, Trinity has been and is still engaged primarily in the acquisition, development, production, exploration for, and the sale of, oil, gas and natural gas liquids. Trinity is the operator of several properties in Colorado, Wyoming, Texas and Louisiana. In 1999, Trinity acquired an interest as operator in an unproved exploratory concession in Chad, Africa.

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

Principles of consolidation. The consolidated financial statements include the accounts of Trinity and its wholly-owned subsidiary Nova Energy, Inc. In January 2000, Nova Energy, Inc. was dissolved and all its assets and liabilities were merged into those of Trinity. All significant intercompany accounts and transactions have been eliminated in consolidation.

Other current assets includes a settlement with Trinity's prior outside attorneys in the amount of $30,000 received in early 2002.

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

Inventory. Crude oil inventory is carried at the lower of current market value or cost.

Capitalized interest. Trinity capitalizes interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. There was no interest capitalized in 2001.

Cash and cash equivalents. For purposes of the cash flow statement, Trinity considers cash in banks and highly liquid investments with maturities less than 90 days as cash and cash equivalents. Certificates of deposit for $65,000 held by the states of Colorado and Wyoming as security for eventual producing well plugging and site cleanup are included in deposits in other assets.

Income tax expense includes taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

Interest income is recorded when the amounts are assured of collection.

Stock options and warrants. Trinity accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method, Trinity recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant.

Recently issued accounting pronouncements. Trinity does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Trinity's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Trinity has had significant operating losses in 2001 and 2000 and is unable to redeem its preferred stock as required. Trinity has increased well output and has cut administrative costs significantly. Trinity is exploring new acquisitions and merger possibilities to obtain additional financing. Trinity's ability to continue as a going concern is dependent on obtaining significant additional financing.

NOTE 3 - PETITION FOR RELIEF UNDER CHAPTER 11

On December 23, 1997, Trinity filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Texas ("Court"). The Court issued its Confirmation Order of Trinity's Reorganization Plan on October 27, 1998. Subsequent to this date, the Court has ruled on numerous claims and all provisions of this plan and these subsequent rulings have been incorporated into these financial statements.

By agreement, the Internal Revenue Service claim was reduced to $213,564, which Trinity is still contesting. The to-be-settled amount is due in 6 annual installments, the first three of which are included as "current portion" as of December 31, 2000, and the remainder as "long-term."

Trinity emerged from bankruptcy by final Court plan confirmation on October 27, 1998, and closed the bankruptcy case during mid 2000.

NOTE 4 - PROVED PROPERTY - DIASU PURCHASE

In April 2001, Trinity entered into an agreement to purchase several producing properties of Diasu Oil and Gas Company, Inc. "(Diasu") for a total price of $1,082,000. Trinity purchased a 25% interest in these properties for $250,500. Trinity's option to purchase up to the remaining 75% of these interests expired on June 16, 2001. The $80,000 in earnest money deposits paid by the Trinity to Diasu in late 2000 and early 2001 has been added to the initial working interest purchase price bringing the total purchase price to $330,500.

NOTE 5 - UNPROVED PROPERTY - CHAD CONCESSION

In 1998, Trinity purchased an interest in a drilling rights concession in Chad, Africa. In late 1999, Trinity farmed out certain obligations to Cliveden Petroleum Co. Ltd. of Switzerland ("Cliveden"). Under this farmout agreement, Cliveden assumed operator status and all related Trinity obligations. In exchange, Trinity retained a 5% working interest after payout of all development costs to be incurred by Cliveden. The 5% working interest becomes effective after payout of exploratory costs which are estimated by management to be up to $26 million. Trinity will also receive reimbursement of up to $1.5 million in deemed sunk costs on a basis pro rata with Cliveden's total cost recovery from revenues to be received. In addition, Cliveden agreed to conversion of $350,000 loaned to Trinity in 1999, to Trinity redeemable convertible preferred stock, with cash redemption at the option of Cliveden to occur on December 27, 2000.

Total costs invested in the Chad property to date are $1,173,771, and total costs capitalized are $366,654 which include the initial lease bonus paid of $341,765 and $24,888 in capitalized interest. As of April 5, 2002, Cliveden is still owed its $350,000 from the required redemption of its interest in redeemable convertible preferred stock (see Note 6), and they have offered to purchase Trinity's remaining interest in the Chad property in exchange for this amount plus the accrued dividends payable. Trinity's book value of the property approximates the amount owed to Cliveden. The amount owed to Cliveden is collateralized by all assets of Trinity, excepting those acquired in the Diasu transaction.

NOTE 6 - MANDATORY REDEEMABLE PREFERRED STOCK

In 1999, Trinity sold mandatory redeemable convertible preferred stock for $10 per share. Each share is convertible to 40 shares of Trinity common stock, or is redeemable in cash at each holder's option after a 12-month holding period with a 12% dividend, less any dividends paid. 7% of this dividend was paid quarterly in cash and a portion of the 5% difference has been paid. Holders have 40 common shares' vote with each preferred share held. $210,000 in face value was redeemed in 2000. All redemptions are now overdue.

In October 2001, one of the preferred stock shareholders elected to convert their shares to common stock. The conversion was granted on a 100 to 1 basis. 425,000 shares of common stock were issued in exchange for 4,250 shares of preferred stock.

NOTE 7 - NOTES PAYABLE

Trinity borrowed a total of $265,000 from individuals during 2001. The loans bear interest at 10% and mature in 2004. As of December 31, 2001, $18,875 of interest has been accrued. The notes are convertible to common stock at the holder's option for the principal and accrued interest at a conversion price of $.10 per share. The proceeds from the notes payable were used to purchase interests in the Diasu properties. The notes are secured by security interests in certain properties of Trinity.

NOTE 8 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001, are as follows:

                  Deferred tax asset:
                  Net operating loss carryforward             $3,415,876
                  Less:  valuation allowance                  (3,415,876)
                                                              ----------
                  Net current deferred tax asset              $        0
                                                              ==========

Trinity has net operating loss carryforwards of approximately $10 million, which expire in 2018 - 2021.

NOTE 9 - CONTINGENT LIABILITIES

Trinity is a party to lawsuits arising from the normal course of its business operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on Trinity's results of operations, cash flows, or financial position.

NOTE 10 - COMMON STOCK

In several rulings during 1998 - 2000, the Court ordered that a total 6,931,344 shares be cancelled. These were Bankruptcy shares that prior management issued in 1998 and prior, and Trinity had disputed ownership.

In February of 2001, two shareholders of Trinity purchased options at $.05 for $40,000.

In 2001, Trinity issued 2,160,434 shares of common stock, valued at $63,933, for legal and consulting services.

In October 2001, a preferred shareholder converted 4,250 shares of preferred stock to 425,000 shares of common stock.

In December 2001, Trinity issued 95,600 shares of common stock to settle a debt with a creditor of $4,780.

In 2001, a correction adjustment of 17,830 shares to the number of common shares outstanding was needed to adjust to the actual number outstanding.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

Total interest paid in 2001 and 2000 was $0 and $87,739, respectively.

Office furniture and equipment was sold on a 48-month payout and a capitalized value of $56,219 in 2000.

95,600 and 850,000 common shares were issued in 2001 and 2000, in settlement of $4,780 and $46,746 in accounts payable owed, respectively.

$27,479 of Trinity's debt was paid by a third party in 2001.

NOTE 12 - EMPLOYMENT AGREEMENTS

To entice new management and consultants, Trinity signed employment and consulting contracts in 1999 totaling $1,136,179. Most of this was paid, a minor amount was forgiven and $112,252 and $178,502 is accrued and unpaid as of December 31, 2001 and 2000 respectively.

NOTE 13 - STOCK OPTIONS

Beginning at inception, Trinity adopted the disclosure requirements of FASB Statement 123, Accounting for Stock Based Compensation Plans. Trinity grants non-qualified options from time to time to employees and consultants of Trinity, pursuant to its Stock Option Plan as approved by the Court. Stock option issuances are administered by the Board of Directors of Trinity, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. All options are non-transferable.

Trinity uses the intrinsic value method of calculating compensation expense, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. Vesting occurs on the various anniversary dates of issuance in accordance with the plan, and the measurement date for all options is either the grant date for fixed-price options (since the only significant requirement for vesting is that the employee remain with Trinity during that period) or the vesting date for options priced at 30% below the then-market price. Compensation expense for options exercisable at 30% below market will be recognized at the 30% discount amount in the years the options become exercisable.

In 2001, 800,000 options were issued, but no options were exercised. No options were issued or exercised in 2000. During the year ended December 31, 2001, $20,000 of compensation expense was recognized for the issuance of options priced at 30% below market prices. Total options outstanding at December 31, 2001, are 6,383,331, with a weighted average share exercise price of $.18. Additional disclosures as of December 31, 2001, are:

                                                                     Options at
                                 Options     Options      Options      Market
                                 at $.25     at $.25      at $.05     less 30%
                                ---------   ---------    --------    ---------
     Total options
          Number of shares      3,250,000     999,999     800,000    1,333,332
          Remaining life          1 month     4 years     5 years      5 years
     Currently exercisable
          options number of
          shares                3,250,000     999,999     800,000    1,333,332

Trinity's stock has traded in minimal amounts after the Securities and Exchange Commission allowed trading to resume in September 2000. Previously, it had not traded on a public market since the Securities and Exchange Commission suspended trading in November 1997. Accordingly, the Minimum Value method as defined by FASB Statement 123 is used. The current trading price is $.01 per share, and none of the options at fixed prices of $.25 per share have any Minimum Value.

Had compensation cost for Trinity's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the Minimum Value method suggested by FASB Statement 123, Trinity's net losses and loss per share would have been increased to the pro forma amount indicated below:


         (in thousands)                                       2001       2000
                                                            --------   --------
         Net loss                         - As reported     $(774)   $(1,544)
                                            - Pro forma      (774)    (1,544)
         Net loss per share               - As reported     $(.01)   $(  .03)
                                            - Pro forma      (.01)    (  .03)

Variables used in the Minimum Value calculation include a risk-free interest rate of 5.0% and zero expected future dividends. Expected option life is the actual remaining life of the options as of each year end.

NOTE 16 - OPERATING LEASE

On September 22, 2000, Trinity leased new office space at Park Ten Place in Houston, Texas. Total annual rent expense was $49,780 and $111,090 for 2001 and 2000, respectively. Future minimum rent expense obligations under this agreement before any operating expense escalations is $43,455 for 2002, $44,179 for 2003, $46,352 for 2004, and $34,764 for 2005.

Trinity's prior lease did not expire until 2004, but Trinity assigned that lease to Cooper Manufacturing Corp. ("Cooper") and obtained a full release from the landlord. In connection with this assignment, Cooper agreed to lease existing Trinity furniture and its telephone system for 48 payments of $1,195 each, beginning August 2000. Trinity capitalized this as a note receivable and recognized a related loss on the sale of $65,000.

NOTE 16 - DEPOSITS

Deposits include $65,000 in certificates of deposit held as collateral by the state of Colorado for eventual plugging and abandoning of Trinity's operating wells there.

NOTE 17 - SUPPLEMENTAL OIL AND GAS INFORMATION (unaudited)

Costs Capitalized Relating to Oil and Gas Producing Activities at
   December 31, 2001, using the Successful Efforts Method of Accounting

         Proved oil and gas properties                               $  662,756
         Unproved oil and gas property (Galveston County)                30,733
         Unproved oil and gas property (Chad, Africa)                   366,653
                                                                     ----------
                                                                      1,060,142
         Less accumulated depreciation, depletion,
            and amortization                                           (229,777)
                                                                     ----------
              Net capitalized costs                                  $  830,365
                                                                     ==========

Costs Incurred in Oil and Gas Producing  Activities  for the
Year Ended December 31, 2001:

         Property acquisition costs
            Proved                                                     $330,500
            Unproved                                                     10,626
         Exploration costs                                                    0
         Development costs                                                    0

Results of Operations for Oil and Gas Producing Activities for the Year Ended December 31, 2001:

         Oil and gas sales                                            $ 261,185
         Production costs                                              (259,364)
         Depreciation, depletion and amortization                       (77,901)
         Impairment                                                    (120,114)
                                                                      ----------
         Results of operations for oil and gas producing
              activities (excluding corporate overhead and
              financing costs)                                        $(196,194)
                                                                      ==========

Reserve Information

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of Trinity's reserves. Trinity emphasizes that reserve estimates are inherently imprecise. Accordingly, these estimates are expected to change as future information becomes available. All of Trinity's reserves are located in the United States.

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

                                                            2001                  2000
                                                       Oil       Gas         Oil       Gas
                                                     (MBbls)    (MMcf)     (MBbls)    (MMcf)
                                                      -----     -----       -----     -----

Proved developed and undeveloped reserves
  Beginning of year                                     190       217         180       281
  Acquisitions                                           42       196
  Improved recovery                                               259          44        23
  Revisions of previous estimates                       (17)                  (19)      (35)
  Production  ( 7)                                      (56)      (15)        (52)
                                                      -----     -----       -----     -----
         End of year                                    208       616         190       217
                                                      =====     =====       =====     =====
Proved developed reserves
  Beginning of year                                      68       197          96       280
  End of year 54                                        388        68         197

Standardized Measure of Discounted Future
  Net Cash Flows at December 31, 2001                                  (000's)
                                                                      -------
    Future cash inflows                                               $ 4,913
    Future production costs                                            (1,725)
    Future development costs                                           (1,038)
    Future income tax expenses                                              0
                                                                      -------
         Future gross cash flows                                        2,150

    Less:  10% annual discount for
                  estimated timing of cash flows                       (  882)
                                                                      -------
  Standardized measures of discounted future net cash flows
    relating to proved oil and gas reserves                           $ 1,268
                                                                      =======


Income tax expense shown above is calculated by including Trinity's net operating loss carryforward and properties tax bases. The following reconciles the change in the standardized measure of discounted future net cash flow during 2001

Beginning of year                                                 $ 1,937
  Sales of oil and gas produced, net of production costs               (2)
  Net changes in prices and production costs                          229
  Improved recovery, less related costs                                 0
  Net changes in estimated future development costs                (1,182)
  Revisions of previous quantity estimates                            286
  Future income tax expense                                             0
                                                                  -------
End of year                                                       $ 1,268
                                                                  =======
NOTE 18 - SUBSEQUENT EVENTS

In 2002 through April 5, 2002, Trinity issued 6,743,876 shares of common stock for services valued at $245,755.

In January 2002, Morgan Creek Village pipeline, part of the Diasu purchase, was sold for gross proceeds to Trinity of approximately $18,000. After offsetting other liabilities owed to Diasu, Trinity received approximately $10,000.