Form 10QSB
period 2002-03-31
TRINITY ENERGY RESOURCES INC
filed 2002-05-17
CIK 1082292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                        Commission file number 000-29333

                         Trinity Energy Resources, Inc.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Nevada                                        87-0431497
--------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


              16420 Park Ten Place, Suite 450, Houston, Texas 77084
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (281) 829-9910
                 ----------------------------------------------
                           (Issuer's telephone number)


           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ]


The number of shares outstanding of each of the issuer's classes of common equity as of May 17, 2002: 70,493,131

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [  ]

                         TRINITY ENERGY RESOURCES, INC.

                                      Index

                                                                            Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
           Condensed Consolidated Balance Sheet at March 31, 2002              3

           Condensed Consolidated Statements of Operations for
           The quarter ended March 31, 2002                                    4

           Condensed Consolidated Statements of Cash Flows for
           The quarter ended March 31, 2002                                    5

           Notes to Condensed Consolidated Financial Statements                6

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                           7

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                   9

Item 2.    Changes in Securities                                               9

Item 3.    Defaults Upon Senior Securities                                     9

Item 4.    Submission of Matters to a Vote of Security Holders                 9

Item 5.    Other Information                                                   9

Item 6.    Exhibits and Reports on Form 8-K                                    9

                         TRINITY ENERGY RESOURCES, INC.
                                  Balance Sheet
                                 March 31, 2002
ASSETS

  Cash                                                         $     18,593
  Accounts receivable                                                 1,872
  Inventory                                                          30,833
  Current portion of note receivable                                 11,663
                                                                 ------------
       Total current assets                                          62,961
                                                                 ------------
Oil and gas properties, using successful
  efforts method of accounting
  Proved properties                                                 662,756
  Unproved property - Galveston County                               30,733
  Unproved property - Chad concession                               366,653
       accumulated depletion                                       (232,436)
                                                                 ------------
       Net oil and gas properties                                   827,706
                                                                 ------------
  Furniture and fixtures net of $8,583
       accumulated depreciation                                      12,241
  Long term portion of note receivable                               27,070
  Deposits                                                           68,382
                                                                 -----------
         TOTAL ASSETS                                          $    998,360
                                                                 ===========
LIABILITIES

  Accounts payable                                             $    368,514
  Accrued expenses                                                  396,540
  Accrued dividends payable                                         210,726
  Current portion of pre-petition debt                              106,782
                                                                ------------
         Total current liabilities                                1,082,562

Notes payable                                                       265,000
Long term portion of pre-petition debt                              106,782
                                                               ------------
         TOTAL LIABILITIES                                        1,454,344

Mandatory Redeemable Preferred Stock,
  $.001 par, due in 2000, 50,000,000 shares authorized,
   137,500 shares issued and outstanding                          1,375,000

CAPITAL DEFICIT
Common stock, $.001 par value,
         300,000,000 shares authorized,
         68,363,645 issued and outstanding                           68,364
  Paid in capital                                                12,822,812
  Retained deficit                                              (14,722,160)
                                                               ------------
         TOTAL CAPITAL DEFICIT                                   (1,830,984)
                                                               ------------
         TOTAL LIABILITIES AND CAPITAL DEFICIT                 $    998,360
                                                               ============

                         TRINITY ENERGY RESOURCES, INC.
                            Statements of Operations
               For the Three Months Ended March 31, 2002 and 2001



                                                           (Inception) to
                                                  2002           2001
                                                ---------     ---------
Revenues - oil and gas sales                    $  26,533     $  68,274

Expenses
  Lease operating                                  27,427       157,651
  Depreciation and depletion                        3,700         9,331
  Interest expense                                  6,843
  General and administrative                      163,868       301,304
  Gain on sale of pipeline                        (17,813)
  Interest income                                    (964)       (1,784)
                                                 ---------     ---------
         Total expenses                          (183,061)     (466,502)
                                                 ---------     ---------
Loss before preferred stock
  dividend requirement                           (156,528)     (398,228)

Preferred stock dividend expense                   23,538        24,938
                                                 ---------     ---------
Net loss                                       $ (180,066)   $ (423,166)
                                                 =========     =========


Net loss per common share                      $     (.00)   $     (.01)

Weighted average common shares outstanding     64,872,023    61,352,318

                         TRINITY ENERGY RESOURCES, INC.
                             Statements of Cash Flow
               For the Three Months Ended March 31, 2002 and 2001



                                                                 2002             2001
                                                               ---------        ---------

CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                     $(180,066)      $(423,166)
  Adjustments to reconcile net
     loss to net cash provided by
     operating activities:
     Stock issued for services                                   80,085
   Depreciation                                                   3,700            1,041
   Depletion                                                                       8,290
     Gain on sale of pipeline                                   (17,813)
Net changes in:
   Accounts receivable                                            3,394          31,536
   Other current assets                                          30,000          19,264
   Accounts payable                                             (44,430)        225,147
   Accrued preferred stock dividends payable                     23,538          24,938
   Accrued expenses                                              27,710         (10,404)
                                                               ---------       ---------
                  NET CASH USED BY OPERATING ACTIVITIES         (73,882)       (123,354)
                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of pipeline                                   17,813
Payments received on sale of office furniture                     2,773           2,527
Unproved property purchases                                     (10,626)
Deposits made                                                   (41,050)
                                                               ---------       ---------
                  NET CASH USED BY INVESTING ACTIVITIES          20,586        ( 49,149)
                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                       50,000          40,000
                                                               ---------       ---------

NET CHANGE IN CASH                                               (3,296)       (132,503)

CASH AT BEGINNING OF PERIOD                                      21,889         134,016
                                                               ---------       ---------
CASH AT END OF PERIOD                                         $  18,593      $    1,513
                                                               =========       =========

                         TRINITY ENERGY RESOURCES, INC.
                          Notes to Financial Statements


NOTE A - BASIS OF PRESENTATION

The  accompanying  unaudited  interim  financial  statements  of Trinity  Energy
Resources, Inc., a Texas corporation ("Trinity"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2001 as reported in Form 10-KSB, have been omitted.

NOTE B - ISSUANCE OF COMMON STOCK

In March 2002, Trinity issued 2,000,000 options to purchase Trinity common stock at an exercise price of $.025 per share for services performed by an outsider. At the same time, all 2,000,000 options were exercised for $50,000. $20,000 of expense was recognized for the services rendered using the Black Scholes option pricing model.

In January and March 2002, 1,942,390 shares were issued for services valued at $80,085 and 672,000 shares were issued to settle debts of $6,720.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward - Looking Statements

This quarterly report on Form 10-QSB includes forward-looking statements. All statements other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the Company's control. The Company's actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

Overview

The Company's annual report released on May 7, 2002 demonstrated our continuing resolve to reduce costs and losses as compared to earlier annual and quarterly periods. While these improvements are notable, the prime objective at this moment is to significantly build the revenue side of our operations. We present some strategies as to how that will be accomplished below. In addition, management is working to solidify and expand existing relationships in particularly the capital formation and acquisitions components of our future business model.

The challenges ahead are not light. However, the Company is meeting all challenges head-on, and is motivated by what it sees as improving markets for its products and by a dedication to bottom-line profitability as soon as possible. In the event the Company meets its expectations for production performance at existing facilities and enhanced revenues via workovers planned for the immediate future, it expects fundamental operating conditions to show marked improvement by the end of the 3rd quarter 2002.

The Company's existing production base is mature, meaning that it has high sensitivity to price downdrafts and it will continue to have a relatively higher cost of operation than it desires. As it replaces reserves either through the drillbit or through acquisitions, it will seek higher profit margin properties and will retire lower profit margin properties.

The Company is constantly seeking new means of extending its reach into new ventures, improving internal efficiencies, and leveraging its strengths to maximize potential.

Results of Operations for the Quarter Ending March 31, 2002 Compared to March 31, 2001

Production revenues for the three-month period ended March 31, 2002 were $26,533, as compared to $68,274 for the same period in 2001. The decreased revenues were due to lower commodity prices and lower volumes of oil and natural gas production. Numerous wells in the Company's Colorado inventory were taken out of service when prices declined to uneconomic levels, and certain wells were out of service due to needed repairs and downhole maintenance, which is currently underway.

G&A expenses decreased from $301,304 during the three month period ending March 31, 2001 to $163,868 for the same period in 2002. This 46% reduction in expenses is further evidence that management continues to carefully monitor all areas of operation. A significant portion of the G&A expense line item is related to stock issuances for services rendered, per Note B in the Financial Statement. These non-cash issuance items allow us to move forward while conserving much needed cash. Management will continue to seek new opportunities to further reduce costs and improve operational efficiency.

During the quarter ending March 31, 2002 the Company incurred losses of ($180,066) compared to ($423,166) during the quarter ending March 31, 2001. While this 57% trimming of losses is representative of the Company's resolve to move to profitability, the Company remains vigilant with respect to any opportunity to improve the bottom-line.

For the quarter ending March 31, 2002, the Company spent $27,427 toward lease operating expenses in Colorado, Wyoming, Texas and Louisiana, as compared to $157,651 during the same period in year 2001. The decrease in operating costs was directly related to taking out of service, temporarily, certain wells due to lower oil and gas prices, and other wells going out of service due to needed repairs. The Company has restarted certain wells and is in the process of implementing repairs on other wells, such that systems operated by the Company should be optimized by the end of the second quarter 2002.

As indicated in the Company's recently released annual report on form 10KSB, it has budgeted approximately $88,500 for workovers in the immediate future. The level of capital expenditures will vary in future periods due to the fact that the Company expects to commit to new ventures that will require staged contributions from the Company which are as yet undetermined. For example, the Company expects to participate for a 7.125% working interest in a well to be worked over in Robertson County, Texas. The Company estimates that its share of costs associated with this venture will be approximately $28,500. If the workover is successful, gas prices remain above $2.50 per mcf, and production levels meet the Company's expectations, we anticipate net income of approximately $6,000 per month post-workover from this activity.

The Company is planning to get underway with workover and maintenance activities in its Denver Basin properties and has budgeted to spend approximately $60,000 to re-establish and optimize production from approximately 15 wells. If the workovers and maintenance activities go as planned, the Company expects to generate revenues of approximately $35,000 per month and monthly net income in excess of $20,000 from these activities.

Liquidity and Capital Resources

The Company had a cash and cash equivalents balance of $18,593 at March 31, 2002. The Company is seeking bridge and longer term financing, both debt and equity, to fund certain new ventures, workover activities as cited above, drilling opportunities and worthy property acquisitions.

The Company is reviewing opportunities associated with and negotiating for the acquisition of domestic producing and exploratory properties that meet our geological, engineering, economic and political criteria. The Company is focusing its attention on acquisitions that it expects to range in value from $250,000 to $10,000,000. Adding reserves of both oil and gas in a cost effective manner remains a stated goal of this Company.

In association with these activities, the Company has entered into associations and agreements with various entities which specialize in mergers and acquisitions, capital formation and the provision of advice in strategic and financial matters.

In the event that the Company cannot raise additional capital to fund the ventures indicated above, then it will be necessary for it to curtail its business activities until other financing becomes available. See Item 5 below.


PART II

Item 1.           Legal Proceedings

                  None

Item 2.           Change In Securities

                  None

Item 3.           Defaults Upon Senior Securities

The Company is in default with respect to payment of dividends associated with Preferred Stock issued in 1999. The liability associated with these dividends is $210,726. It is also in default with respect to interest payments due to various note holders in association with our acquisition of working interest from privately held Diasu Oil and Gas Company, Inc., in 2001. The liability associated with these interest payments is approximately $26,500.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

On May 15, 2002, the Company entered into an agreement with a private entity, whereby $60,000 will be provided to support workover and maintenance activity at the Company's Denver Basin operating facilities, in exchange for an overriding royalty assignment on select wells in the leasehold. Once concluded, the Company expects revenues from this operating unit to exceed $35,000 per month, providing net income in excess of $20,000 per month after operating cost deductions. The workover and maintenance activity is scheduled to commence immediately.

Item 6.           Exhibits and Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TRINITY ENERGY RESOURCES, INC.

May 17, 2002                                    By: /s/ Dennis E. Hedke
                                                   ---------------------------
                                                         President