Form 10QSB
period 2002-06-30
TRINITY ENERGY RESOURCES INC
filed 2002-08-13
CIK 1082292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                        Commission file number 000-29333
                                              -----------

                         Trinity Energy Resources, Inc.
           ---------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                          87-0431497
---------------------------------               --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

              16420 Park Ten Place, Suite 450, Houston, Texas 77084
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (281) 829-9910
                     ---------------------------------------
                           (Issuer's telephone number)

             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange act during the past 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days:
Yes [ X ]    No [  ]

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

State the number of shares outstanding of each of the issuer's classes of common equity as of August 13, 2002. 74,356,827

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [x ]

                         TRINITY ENERGY RESOURCES, INC.

                                      Index

                                                                        Page
                                                                       Number
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheet at June 30, 2002           3

          Condensed Consolidated Statements of Operations for
          The quarter ended June 30, 2002                                 4

          Condensed Consolidated Statements of Cash Flows for
          The quarter ended June 30, 2002                                 5

          Notes to Condensed Consolidated Financial Statements            6

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                       7

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings                                              9

Item 2.    Changes in Securities                                          9

Item 3.    Defaults Upon Senior Securities                                9

Item 4.    Submission of Matters to a Vote of Security Holders            9

Item 5.    Other Information                                              9

Item 6.    Exhibits and Reports on Form 8-K                               9

                         TRINITY ENERGY RESOURCES, INC.
                                  Balance Sheet
                                  June 30, 2002
ASSETS

Current Assets
  Cash                                                          $      2,386
  Accounts receivable                                                 37,281
  Inventory                                                           30,833
  Current portion of note receivable                                  11,898
                                                                    ---------
       Total current assets                                           82,398
                                                                    ---------
    Oil and gas properties, using successful
       efforts method of accounting
    Proved properties                                                646,161
    Unproved property - Galveston County                              30,733
    Unproved property - Chad concession                              366,653
    Less: accumulated depletion                                     (235,403)
                                                                    ---------
       Net oil and gas properties                                    808,144
                                                                    ---------
    Furniture and fixtures, net of $9,624
       accumulated depreciation                                       11,200
    Long term portion of note receivable                              24,006
    Deposits                                                          68,382
                                                                    ---------
         TOTAL ASSETS                                           $    994,130
                                                                    =========
LIABILITIES

Current Liabilities
    Accounts payable                                            $    396,417
    Accrued expenses                                                 422,168
    Accrued dividends payable                                        234,789
    Note payable                                                      33,412
    Current portion of pre-petition debt                             106,782
                                                                    ---------
         Total Current liabilities                                 1,193,568

    Notes payable                                                    265,000
    Long term portion of pre-petition debt                           106,782
                                                                    ---------
         TOTAL LIABILITIES                                         1,565,350
                                                                   ----------
Mandatory Redeemable Preferred Stock,
  $.001 par, due in 2000, 50,000,000 shares authorized,
   137,500 shares issued and outstanding                           1,375,000

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value,
    300,000,000 shares authorized,
    69,656,827 issued and outstanding                                 69,657
    Paid in capital                                               12,834,451
    Retained deficit                                             (14,850,328)
                                                                 ------------
         TOTAL STOCKHOLDERS' DEFICIT                             ( 1,946,220)
                                                                 ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $    994,130
                                                                 ============

                         TRINITY ENERGY RESOURCES, INC.
                            Statements of Operations
        For the Three Months and Six Months Ended June 30, 2002 and 2001

                                          Three Months                    Six Months
                                          Ended June 30,                 Ended June 30,
                                      2002            2001           2002             2001
                                    ---------      ---------       --------         --------

Revenues - oil and gas sales        $  35,668      $  99,248      $  62,201        $ 167,522

Expenses
  Lease operating                      62,628         45,350         90,055          203,001
  Depreciation and depletion            4,008         17,593          7,708           26,924
  Interest expense                      7,239          6,794         14,082            6,794
  General and administrative           76,956        109,109        240,501          410,402
  Gain on sale of assets               (9,992)                      (27,805)
  Other (income) expense                 (308)          (821)            15             (770)
  Interest income                        (757)          (296)        (1,721)          (2,120)
                                     ---------      ---------      ---------        ---------
         Total expenses               139,774        177,729        322,835          664,231
                                     ---------      ---------      ---------        ---------
Loss before preferred stock
  dividend requirement               (104,106)       (78,481)      (260,634)        (476,709)

Preferred stock dividend
  expense                             (24,062)       (24,937)       (47,600)         (49,875)
                                     ---------      ---------      ---------        ---------
Net loss                            $(128,168)     $(103,418)     $(308,234)       $(526,584)
                                     =========      =========      =========        =========


Basic and diluted loss per
    common share                      $ (.00)          $(.00)        $(.00)            $(.01)

Weighted average common shares
  outstanding                     68,579,175      61,885,651    66,725,599        61,618,984

                         TRINITY ENERGY RESOURCES, INC.
                             Statements of Cash Flow
                 For the Six Months Ended June 30, 2002 and 2001



                                                                   2002          2001
                                                                  -------       ------

CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                     $(308,234)     $(526,584)
  Adjustments to reconcile net
     loss to net cash used by
     operating activities:
   Stock issued for services                                      84,516         52,833
   Depreciation                                                    2,082          2,082
   Depletion                                                       5,626         24,842
   Gain on sale of assets                                        (27,805)
  Net changes in:
   Accounts receivable                                           (32,015)         8,036
   Other current assets                                           30,000         19,749
   Accounts payable                                               (8,026)       187,181
   Accrued preferred stock dividends payable                      47,600         49,875
   Accrued expenses                                               53,339         56,778
                                                                ---------      ---------
          NET CASH USED BY OPERATING ACTIVITIES                 (152,917)      (125,208)
                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                                    44,400
  Proved property purchases                                                    (290,500)
  Unproved property purchases                                                   (10,626)
  Payments received on sale of office furniture                    5,602          2,527
                                                                ---------      ---------
                  NET CASH PROVIDED (USED) BY
                           INVESTING ACTIVITIES                   50,002       (298,599)
                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                     33,412        250,000
  Proceeds from issuance of common stock                          50,000         40,000
                                                                ---------      ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                83,412        290,000
                                                                ---------      ---------

NET CHANGE IN CASH                                               (19,503)      (133,807)

CASH AT BEGINNING OF PERIOD                                       21,889        134,016
                                                                ---------      ---------
CASH AT END OF PERIOD                                           $  2,386     $      209
                                                                =========      =========


                         TRINITY ENERGY RESOURCES, INC.
                          Notes to Financial Statements


NOTE A - BASIS OF PRESENTATION

The  accompanying  unaudited  interim  financial  statements  of Trinity  Energy
Resources, Inc., a Nevada corporation ("Trinity"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Trinity's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2001 as reported in Form 10-KSB, have been omitted.


NOTE B - ISSUANCE OF COMMON STOCK

In March 2002, Trinity issued 2,000,000 options to purchase Trinity common stock at an exercise price of $.025 per share for services performed by an outsider. At the same time, all 2,000,000 options were exercised for $50,000. $20,000 of expense was recognized for the services rendered using the Black Sholes option pricing model.

In January and March 2002, 1,942,390 shares were issued for services valued at $80,085 and 672,000 shares were issued to settle debts of $6,720. In May 2002, 443,182 shares valued at $4,432 were issued for services and 850,000 shares were issued to settle accounts payable of $8,500.

NOTE C - SALE OF INTEREST IN CERTAIN WELLS / NOTE PAYABLE

In May 2002, Trinity received $60,000 for the sale of a 7% overriding royalty interest in certain wells. The purchaser will receive the monthly royalty payment beginning in July 2002. If the royalty payment is less than $5,000 per month, Trinity will pay the difference for the first 12 months. Trinity estimates this shortfall will be $36,000 over this 12-month period. The present value of $36,000 at 14% interest for 12 months is $33,412. The $60,000 cash received was recorded as $33,412 for the note payable and $26,588 for the sale of the overriding royalty interest.

NOTE D - SUBSEQUENT EVENT

In July 2002, 4,700,000 shares were issued to consultants, employees and former employees for services valued at $47,000.

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


Results of Operations for the Quarter Ending June 30, 2002 and the Six Months Ending June 30, 2002 Compared to the Same Periods, 2001

Production revenues for the six month period ended June 30, 2002 were $62,201 as compared to $167,522 for the same period in 2001. Production revenues for the three months ended June 30, 2002 were $35,668 as compared to $99,248 through the period ended June 30, 2001. The decreased revenues associated with these periods is largely attributed to decreased production volumes of both oil and natural gas. Many wells in our Colorado inventory had been out of service due to maintenance needs. During May and June 2002, we addressed many of these shortcomings and have seen significant production volume increases. The full effect of these improvements will not be noticed until the third quarter of 2002.

Accounting for our cost of production of oil and gas properties, our gross profit (loss) for the six months ended June 30, 2002 was ($27,854), as compared to ($35,479) for the same period in 2001. For the quarter ended June 30, 2002, we have posted a loss of ($26,960), versus a profit of $53,898 for the same period in 2001.

These results do not take into account general and administrative (G&A) expenses, which were $240,501 for the six-month period ended June 30, 2002, as compared to $410,402 for the same period in 2001, a 41% reduction. The G&A expenses for the quarter ended June 30, 2002 were $76,956, as compared to $109,109 for the same period in 2001, a 25% reduction.

The net loss for the six months ended June 30, 2002 amounted to ($308,234), as compared to a net loss of ($526,584) for the same period in 2001, representing a 41% reduction. The net loss for the quarter ended June 30, 2002 was ($128,168), as compared to ($103,418) during 2001, a 24% increase.

Liquidity and Capital Resources

On June 12, 2002, we entered into an agreement with Millennium Energy Ventures, LLC (MEVCO), whereby MEVCO will be providing focused merger and acquisition advisory, capital formation assistance, strategic advice on numerous issues and substantially greater deal flow for our review. We believe this relationship will present multiple new opportunities for consideration, enhance our ability to raise working capital, and provide internal guidance and support in a number of asset building transactions.

The Company is examining the potential to acquire additional domestic producing and exploratory properties that meet our geological, engineering, economic and political criteria. We are focusing our attention on domestic acquisitions that we expect to range in value from $250,000 to $10,000,000.

We remain connected to the international marketplace by virtue of our interest in a largely unexplored region in the African country of Chad. There may be additional avenues of opportunity for us to pursue as a result of this largely unexplored interest.

In the event that Trinity cannot raise additional capital to fund the ventures indicated above, then it may be necessary for Trinity to curtail its business activities until other financing becomes available.

Short Term Goals

We have goals that we believe can be achieved in the short term, which we will describe in greater detail below:

     (1)  Move closer to recording a net profit for the 3rd quarter of 2002.

     (2) Secure new capital partners who can assist in structuring and closing additional acquisition/merger activity.

     (3)  Improve our exposure to the equity marketplace.

(1) Potential for Profitability at end of 3rd Quarter of 2002- Our continuing trend of reducing expenses wherever possible, coupled with stabilizing and increasing revenues through asset acquisitions and divestiture of non-strategic assets has moved the Company closer to net profitability. Establishing new avenues of revenue generation, however, to offset G&A expenses, remains a primary goal. In the event that we are able to close any of a range of transactions currently under review, we expect to advance significantly toward our goal of recording a net profit by the end of the 3rd quarter of 2002.

(2) Secure new capital partners- Our newly established relationship with MEVCO (see above) represents a significant commitment to enhance our ability to focus on and close relevant accretive transactions. We are positioning ourselves to leverage our asset base and structure transactions which we expect to materially advance shareholder value.

(3) Exposure in the equity marketplace- The electronic marketplace presents multiple opportunities and we should benefit from properly focused investor relations campaigns. Internally, we plan significant website upgrades and enhanced relationships with market-makers and financial industry professionals. We expect these improvements to render immediate benefits to shareholders.

PART II

Item 1. Legal Proceedings

On May 1, 2002, a lawsuit was filed against the Company in Harris County Civil Court at Law No1, styled Kasowitz, Benson, Torres & Friedman, LLP v. Trinity Energy Resources, Inc., Case No. 771,448, alleging that the Company owed legal fees in the amount of $21,414.08. The Company has filed an answer. No trial date has been set.

Item 2.  Change In Securities
         None

Item 3.  Defaults Upon Senior Securities

The Company is in default of paying dividends with respect to Preferred Stock issued in 1999, ($234,789) and is in default of paying interest with respect to Promissory Notes issued in 2001($26,592).

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information

The Company has appointed two individuals to serve on its Advisory Board. The individuals are David A. Tolson, President of Areti Capital, Inc., Houston, Texas and Robert E. Warren, Vice-President of Marketing, Pride International, Houston, Texas. Advisory Board members serve at the discretion of the President of the Company.

The Company has received and accepted the resignation of Bruce A. Reichert, former member of the Board of Directors of the Company. Mr. Reichert initiated his service to the Company in 1998, and served continuously in an exemplary manner until his announced retirement.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 99.1  Certification of Principal Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRINITY ENERGY RESOURCES, INC.

Date: August 13, 2002                       By:/s/ Dennis E. Hedke
                                               --------------------------
                                            President