Form 10QSB
period 2002-09-30
TRINITY ENERGY RESOURCES INC
filed 2002-11-14
CIK 1082292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                        Commission file number 000-29333
                                               ----------

                         Trinity Energy Resources, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                          87-0431497
-------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

              16420 Park Ten Place, Suite 450, Houston, Texas 77084
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (281) 829-9910
                           ----------------------------
                           (Issuer's telephone number)

               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange act during the past 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days:


                                 Yes [X] No [ ]

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

The number of shares outstanding of the issuer's common equity as of November 14, 2002: 79,018,077

                         TRINITY ENERGY RESOURCES, INC.

                                      Index

                                                                    Page
                                                                    Number
                                                                   --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheet at September 30, 2002    3

         Condensed Consolidated Statements of Operations for
         The quarter ended September 30, 2002                          4

         Condensed Consolidated Statements of Cash Flows for
         The quarter ended September 30, 2002                          5

         Notes to Condensed Consolidated Financial Statements          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                     8

Item 3.  Evaluation of Disclosure Controls and Procedures             11

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                            12

Item 2.  Changes in Securities                                        12

Item 3.  Defaults Upon Senior Securities                              12

Item 4.  Submission of Matters to a Vote of Security Holders          12

Item 5.  Other Information                                            12

Item 6.  Exhibits and Reports on Form 8-K                             13

ITEM 1. FINANCIAL STATEMENTS

                         TRINITY ENERGY RESOURCES, INC.
                                  Balance Sheet
                            As of September 30, 2002

ASSETS
Current Assets
  Cash                                                            $      1,199
  Accounts receivable                                                   48,012
  Inventory                                                             30,833
  Current portion of note receivable                                    12,137
    Subscription receivable                                             13,013
                                                                  ------------
       Total current assets                                            105,194
                                                                  ------------
    Oil and gas properties, using successful
       efforts method of accounting
    Proved properties                                                  646,160
    Unproved property - Galveston County                                30,733
    Unproved property - Chad concession                                366,653
    Less: accumulated depletion                                       (238,536)
                                                                  ------------
       Net oil and gas properties                                      805,010
                                                                  ------------
    Furniture and fixtures, net of $10,665
       accumulated depreciation                                         10,159
    Long term portion of note receivable                                20,881
    Deposits                                                            68,382
                                                                  ------------
         TOTAL ASSETS                                             $  1,009,626
                                                                  ============

LIABILITIES
Current Liabilities
    Accounts payable and accrued expenses                         $   850,814
    Accrued dividends payable                                         258,851
    Note payable                                                       30,802
    Current portion of pre-petition debt                              106,782
                                                                  ------------
         Total Current liabilities                                  1,247,249

    Notes payable                                                     265,000
    Long term portion of pre-petition debt                            106,782
                                                                  ------------
         TOTAL LIABILITIES                                          1,619,031
                                                                  ------------
Mandatory Redeemable Preferred Stock,
  $.001 par, due in 2000, 50,000,000 shares authorized,
   137,500 shares issued and outstanding                            1,375,000

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value,
    300,000,000 shares authorized,
    77,356,827 issued and outstanding                                  77,357
    Paid in capital                                                12,903,751
    Retained deficit                                              (14,965,513)
                                                                  ------------
         TOTAL STOCKHOLDERS' DEFICIT                               (1,984,405)
                                                                  ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $ 1,009,626
                                                                  ============

                         TRINITY ENERGY RESOURCES, INC.
                            Statements of Operations
     For the Three Months and Nine Months Ended September 30, 2002 and 2001

                                                                       (Inception) to
                                        Three Months                     Nine Months
                                     Ended September 30,              Ended September 30,
                                     2002           2001            2002          2001
                                   ---------      ---------      ---------    ---------

Revenues - oil and gas sales      $  53,082      $  53,100      $ 115,282      $ 220,622

Expenses
  Lease operating                    32,844         38,562        122,900        241,563
  General and administrative         99,231         79,413        339,729        471,484
  Depreciation and depletion          4,174         10,734         11,883         37,658
  Gain on sale of assets                                          (27,805)
  Interest income                      (699)          (797)        (2,420)        (2,917)
  Interest expense                    8,654         31,812         22,736         88,480
  Other (income) expense                                               15           (770)
                                   ---------      ---------      ---------      ---------
         Total expenses             144,204        159,724        467,038        835,998
                                   ---------      ---------      ---------      ---------
Loss before reorganization
         item                       (91,122)      (106,624)      (351,756)      (614,876)

Reorganization income:
  Negotiated professional
   fee reductions                                   48,039                        48,039
                                   ---------      ---------      ---------      ---------
Loss before preferred stock
  dividend requirement             (91,122)        (58,585)      (351,756)      (566,837)

Preferred stock dividend
  expense                          (24,061)        (24,938)       (71,663)       (74,813)
                                  ---------      ---------       ---------      ---------
Net loss                         $(115,183)     $  (83,523)     $(423,419)     $(641,650)
                                  =========      =========       =========      =========

Basic and diluted loss per
    common share                    $ (.00)         $(.00)         $(.01)          $(.01)
Weighted average common shares
  outstanding                   74,873,494     63,201,354     69,513,408      62,057,888

                         TRINITY ENERGY RESOURCES, INC.
                             Statements of Cash Flow
              For the Nine Months Ended September 30, 2002 and 2001

                                                       2002             2001
                                                     ---------        ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                           $(423,419)       $(641,650)
  Adjustments to reconcile net
     loss to net cash used by
     operating activities:
   Stock and options issued for services               127,641           61,780
   Depreciation                                          3,124            2,283
   Depletion                                             8,759           35,375
   Gain on sale of assets                              (27,805)
  Net changes in:
   Accounts receivable                                 (42,746)          38,915
   Other current assets                                 30,000           21,636
   Accounts payable                                      4,564          154,029
   Accrued preferred stock dividends payable            71,663           74,813
   Accrued expenses                                     84,977           40,947
                                                      ---------        ---------
        NET CASH USED BY OPERATING ACTIVITIES         (163,242)        (137,059)
                                                      ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                          44,400
  Proved property purchases                           (290,500)
  Unproved property purchases                          (10,626)
  Payments received on sale of office furniture          8,488            9,517
                                                       --------        ---------
         NET CASH PROVIDED (USED) BY
            INVESTING ACTIVITIES                        52,888         (291,609)
                                                       --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                           33,412          255,000
  Payments on notes payable                             (2,610)
  Proceeds from issuance of common stock                58,862           40,000
                                                       --------        ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES        89,664          295,000
                                                       --------        ---------

NET CHANGE IN CASH                                     (20,690)        (133,668)

CASH AT BEGINNING OF PERIOD                             21,889          134,016
                                                       --------        ---------
CASH AT END OF PERIOD                                 $  1,199        $     348
                                                       ========        =========

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

In January and March 2002, Trinity issued 1,942,390 shares for services valued at $80,085 and 672,000 shares were issued to settle debts of $6,720. In May 2002, Trinity issued 443,182 shares valued at $4,432 for services and 850,000 shares were issued to settle accounts payable of $8,500.

In July 2002, Trinity issued 1,200,000 shares to employees as a partial payment of accrued salary of $12,000. In August 2002, Trinity issued 3,000,000 shares for $30,000 of services.

In July 2002, Trinity issued a consultant 3,500,000 options to purchase 3,500,000 shares of Trinity common stock for 62.5 percent of the market price. Trinity agreed to issue the shares and accept payment for the options when the shares were sold by the consultant. On the date of grant, the market price was $.01 per share or $35,000. $13,125 of expense has been recognized for the 37.5 percent below market price and $21,875 was recorded as a subscription receivable. As of September 30, 2002, the consultant has sold 1,500,000 shares and paid Trinity $8,862, leaving a subscription receivable of $13,013.

NOTE C - SALE OF INTEREST IN CERTAIN WELLS / NOTE PAYABLE

In May 2002, Trinity received $60,000 for the sale of a 7% overriding royalty interest in certain wells. The purchaser began receiving a monthly royalty payment in August 2002. If the royalty payment is less than $5,000 per month, Trinity will pay the difference for the first 12 monthly payments. Trinity estimates this shortfall will be $36,000 over this 12-month period. The present value of $36,000 at 14% interest for 12 months is $33,412. The $60,000 cash received was recorded as $33,412 for the note payable and $26,588 for the sale of the overriding royalty interest. As of September 30, 2002, Trinity's payments had totaled $4,454.

NOTE D - SUBSEQUENT EVENT

During October 2002, Trinity issued 1,200,000 shares valued at $12,000 to employees and consultants.

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. We also incorporate by reference our quarterly statements filed on form 10Q for the periods ended March 31, 2002 and June 30, 2002. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

Overview

As has been shown in the financial statements above, the Company has maintained a relatively level financial position when compared to year ago results. While still reporting a net loss of ($ 115,183) for the quarter ended September 30, 2002, we are in the process of negotiating positions in new ventures which may bring us to profitability in quarters ahead.

Millennium Energy Ventures (www.mevco.com) was engaged in August 2002, which has resulted in our review of multiple new opportunities and deals for consideration. While we have not closed on any of the transactions under review, we are advancing in discussions and negotiations associated with a select group of transactions.

We have recently engaged the law firm of Norman and Powell, Houston, Texas, to manage our litigation related to interests and rights we claim to hold in an international concession. Important new developments on the concession, relating to a farmout agreement we entered into on December 27, 1999, with British Virgin Island entity Cliveden Petroleum Co., Ltd., and a new partner in the venture, Encana Corporation of Alberta, Canada have occurred. We issued a press release on October 1, 2002 highlighting these developments and the possible long-term impact on our Company's balance sheet. For additional discussion, please refer to Item 1 below, Legal Proceedings.

We have also recently engaged the services of the Investor Relations Network (www.irnonline.com) in order to provide timely updates of certain activities, newsworthy events and support to analysts in the trading markets.

Results of Operations for the Quarter Ending September 30, 2002 and the Nine Months Ending September 30, 2002 Compared to the Same Periods, 2001

Revenues for the nine months ended September 30, 2002 were $115,282, as compared to $220,622 for the same period in 2001. Production volumes in both the first an second quarters were substantially suppressed due to maintenance issues which were dealt with late in the second quarter. Revenues for the three months ended September 30, 2002 were $53,082, as compared to $53,100 through the period ended September 30, 2001.

Accounting for our cost of production from oil and gas properties, our gross profit (loss) for the nine months ended September 30, 2002 was ($7,618), as compared to ($20,941) for the same period in 2001. For the quarter ended September 30, 2002, we have posted a gross profit of $20,238, versus a gross profit of $14,538 for the same period in 2001.

These results do not take into account general and administrative (G&A) expenses, which were $339,729 for the nine-month period ended September 30, 2002, as compared to $471,484 for the same period in 2001, a 28% reduction. The G&A expenses for the quarter ended September 30, 2002 were $99,231, as compared to $79,413 for the same period in 2001, a 25% increase. This increase is largely attributed to the engagement of various focused consultants who are assisting us in multiple strategic and project endeavors. The net loss for the nine months ended September 30, 2002 amounted to ($423,419), as compared to a net loss of ($641,650) for the same period in 2001, a 34% reduction. The net loss for the quarter ended September 30, 2002 was ($115,183), as compared to ($83,523) during 2001, a 38% increase, attributed primarily to the engagements of consultants.

Certain transactions currently under consideration, primarily oriented toward asset acquisitions, may come to fruition prior to yearend 2002.

Liquidity and Capital Resources

The Company is currently in discussions with several financing institutions and private equity firms as it seeks financing to fund new ventures. The goal of these discussions is to secure a letter of credit financing vehicle of up to $5,000,000. We are actively engaged in due-diligence research and discussions with regard to several targeted acquisitions, which we expect to result in the acquisition of cash-flowing assets or entities that meet our strategic criteria. We are focusing our attention on acquisitions that we expect to range in value from $500,000 to $5,000,000. If we can close one or more transactions within our prescribed parameters, then our cash flow and other fundamental operating conditions related to our liquidity should improve materially.

Short Term Goals

We have clearly defined goals which are described in greater detail below:

o Close an asset acquisition(s) which can bring materially greater cash flow to the Company by the end of the first quarter 2003.
o    Disposition of Non-Core Assets.
o    Stock Repurchase / Recapitalization.
o Enter into joint venture agreements with other firms engaged in oil and gas exploration and development, perhaps farming out select acreage within our Company's inventory.
o    Improve our exposure to the equity marketplace via private placements.
o Take action which we expect to obviate, if not eliminate, the continual shorting of our stock on the exchange where we are currently listed.
o Prepare for the move to either the Over The Counter Bulletin Board Exchange (BBX), or other such exchange venue appropriate for our listing.

Asset Acquisitions

We are engaged in advanced discussions with multiple entities from whom we are contemplating acquiring assets. Our primary focus is to acquire proved producing properties which offer upside expansion potential in either proved "behind-pipe" or proved undeveloped reserves. We believe current market conditions are favorable to close one or more transactions within the next two quarters. Since our last filing we have made one acquisition bid totaling over $3,000,000 for a Mid-Continent production package. Our bid came in near the top, but we felt we could not continue in negotiations once a certain price threshold had been exceeded by other bidders. We continue to pursue joint venture opportunities with the winner of the package.

Disposition of Non-Core Assets

We have completed a review of our total asset portfolio and have made the decision to dispose of certain non-core assets over the course of the next six months. Our primary objective in disposing of these non-core assets is to maximize shareholder value by focusing the Company's resources and future funding sources on acquisitions that result in higher and immediate cash flow impact on the Company's operations. We will use proceeds from these sales to either pay down debt, accounts payable, or invest in new opportunities.

Stock Repurchase / Recapitalization

Our financial advisor, Millennium Energy Ventures, has made several recommendations to improve shareholder value. These recommendations include, but are not limited to, a stock repurchase plan and/or a stock recapitalization plan. While it is premature to state which strategy will be selected, we believe certain of these recommendations have merit. As our acquisition and financing plans come together over the next few months, we will carefully consider these recommendations in light of those developments.

Joint Ventures

We are engaged in advanced discussions with multiple entities where we expect to become materially involved in new drilling and reserve expansion opportunities. Reserve expansion opportunities exist within our own inventory, and we intend to fully exploit such reserves. Additionally, we are engaged in discussions with one firm which we expect to result in our becoming partners in new, advanced technology applications to recover existing reserves in low-risk domestic and possibly international reservoirs of oil and gas.

Exposure in the equity marketplace

On November 6, 2002, we entered into a relationship with Investor Relations Network (www.irnonline.com), an entity that specializes in disseminating information to, and who will assist us in the expansion of, our investor base. The information dissemination will be based on regular interviews which will be broadcast electronically to multiple receiving facilities, which will make the information widely available. We expect these focused activities to result in increased awareness of our current activities, while at the same time assisting financial and technical analysts in reviews of our current valuation.

Action to Eliminate Short-Selling of Company Stock

The Company is sensitive to obvious short-selling of Company stock and we believe mechanisms can be introduced to substantially eliminate this condition. One means to this end will be to issue to our shareholders a request to "certificate" all holdings they control as individuals. We plan to take such action early in the 1st quarter of 2003. A substantial percentage of our stock is currently held in "street name", and we also have reason to believe certain market makers of our stock hold no stock at all, but manage to manipulate trades within shielded trading environments. It is our opinion that this creates artificial and generally suppressed value for our common stock.

Preparation for Exchange Move

In 2003, public companies currently trading on the Over The Counter Bulletin Board (OTCBB), will have the option of moving either to a newly created exchange to be known as the BBX, or to the "Pink Sheets". Moving to the BBX will result, we believe, in a more protected environment for the investor, and we are diligently pursuing the analysis required to effectuate such a move. Other advantages we see in making a move to the BBX include:

o    State of the art electronic trading system;

o    Better protection against stock price manipulation;

o    Corporate governance requirements;

o    Creation of a market with higher quality companies; and

o    No discrimination against smaller market capitalization or price.

We expect to be announcing our official intentions as to such a change in the 1st Quarter of 2003.

Item 3. Evaluation of Disclosure Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal accounting officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to my knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II

Item 1. Legal Proceedings

     On November 14, 2002, Trinity filed suit Harris County, styled Trinity Energy Resources, Inc. v. Cliveden Petroleum Co., Ltd and EnCana Corporation, alleging breach of contract, breach of fiduciary duty, and conspiracy to withhold information with regard to activities and transactions in an international concession in the African Republic of Chad. Trinity is seeking recovery of $1,500,000 in project cost reimbursement, as well as unspecified damages and punitive damages. Trinity is also seeking declaratory relief in connection with its rights and interests in the concession.

Item 2. Change In Securities

     None

Item 3. Defaults Upon Senior Securities

     The Company has not paid interest payments associated with Secured Promissory Notes, nor has it paid premiums associated with Series 1999 Convertible Preferred Stock. The total amount in arrears was $298,601 as of November 13, 2002. The Company has approved the issuance of restricted stock to offset the interest payable on the Promissory Notes.

Item 4. Submission of Matter to a Vote of Security Holders

     None.

Item 5. Other Information

     The Company has appointed David A. Tolson to its Board of Directors, effective November 15, 2002. Mr. Tolson has agreed to serve as an outside member with simultaneous responsibility as Chairman of the Audit Committee. An earlier press release (July 31, 2002) provides background as to Mr. Tolson's credentials and the contribution he is expected to bring to the Board of Directors. We provide an excerpt from the release for reference herein below:

     Since 2001, Mr. Tolson has held the position of President of Areti Capital, Inc. Prior to that, from 1996 to 2001, he held various positions with Wichita, Kansas based Koch Industries, where he was Managing Director of Koch Capital Services, Inc., and later President of Koch Specialty Chemical Company, based in Houston, Texas. From 1994 to 1996, he was President & CEO of Altra Technologies, LLC., Houston. He also served as President and CEO of PECOS Chemicals, Inc., Houston, from 1992 to 1994. From 1988 through 1992, Mr. Tolson served as President and CEO of Hadson Corp., a subsidiary Llano, Inc., based in Dallas, Texas, and served multiple roles with ARCO Oil & Gas Company in Houston, Texas, Anchorage, Alaska and Dallas, Texas.

     Mr. Tolson obtained his undergraduate degree at Purdue University in 1978, where he received a BS in Mechanical Engineering. He attended the London Business School, where he focused on Graduate Studies in Global Enterprising in 1989, and was awarded the MBA from Southern Methodist University in 1989.

     Mr. Tolson enjoys membership in the Turnaround Management Association and is also a member of the Massachusetts Institute of Technology (MIT) Enterprise Forum.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits
         99.1 Certification of Principal Executive Officer Pursuant to U.S.C.
         Section 1350, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b) Reports on Form 8-K
         No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 14, 2002                  TRINITY ENERGY RESOURCES, INC.
         -----------------

                                            By: /s/ Dennis E. Hedke
                                               ---------------------------
                                                     President

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION

I, Dennis E. Hedke, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Trinity Energy Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  my   conclusions   about  the
effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. As the registrant's certifying officer, I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. As the registrant's certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                       /s/ Dennis E. Hedke
                                        Name:  Dennis E. Hedke
                                        Title: Chief Executive Officer and
                                               Principal Accounting Officer